Form 10-Q
period 1997-05-31
OPTEL INC
filed 1997-07-15
CIK 1036712

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ................to..........................

                                    333-24881

                            (Commission file number)

                          ----------------------------

                                   OPTEL, INC.
             (Exact name of Registrant as specified in its charter)

                          -----------------------------

            Delaware                                   OpTel, Inc.                                95 - 4495524
                                                1111 W. Mockingbird Lane
                                                   Dallas, Texas 75247
                                                     (214) 634-3800
(State or other jurisdiction of           (Name, address, including Zip code of       (I.R.S. Employer Identification No.)
 incorporation or organization)               principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes...X....   No.......

                                                 COMMON STOCK AS OF JUNE 30, 1997

                Common Stock                         Authorized                   Issued and Outstanding

    Class A common stock, $.01 par value                 8,000,000                                -

    Class B common stock, $.01 par value                 6,000,000                        2,304,561

    Class C common stock, $.01 par value                   300,000                          225,000

                                   OPTEL, INC.


                       QUARTERLY PERIOD ENDED MAY 31, 1997


CONTENTS


                                                                                                                   Page
PART I - FINANCIAL INFORMATION........................................................................................3

ITEM 1.   FINANCIAL STATEMENTS........................................................................................3

UNAUDITED CONSOLIDATED BALANCE SHEETS.................................................................................3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS.......................................................................4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................................................5

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY..............................................................6

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS..............................................................7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................8

BUSINESS..............................................................................................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................9

PART II - OTHER INFORMATION..........................................................................................14

ITEM 1.  LEGAL PROCEEDINGS...........................................................................................14

ITEM 2.  CHANGES IN SECURITIES.......................................................................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................14

ITEM 5.  OTHER INFORMATION...........................................................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................................14

SIGNATURES...........................................................................................................14

                                  OPTEL, INC.


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                            May 31,     August 31,
                                                                                             1997          1996
                                                                                       -------------  -------------
                                                                                           (in thousands)
                                                                                         (unaudited)    (audited)
ASSETS
Cash and cash equivalents                                                             $      113,497  $       1,677
Restricted investments                                                                        80,776              -
Accounts receivable (net of allowance for doubtful accounts of $914
 and $542, respectively)                                                                       4,699          3,064
Prepaid expenses, deposits and other assets                                                    1,762          1,020
Amounts due from stockholder, net                                                                 -             541
Property and equipment, net                                                                  137,198        103,800
Intangible assets, net                                                                        79,271         65,876
                                                                                       -------------   ------------
TOTAL                                                                                 $      417,203  $     175,978
                                                                                       =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                      $        5,415  $       5,647
Accrued expenses and other liabilities                                                        21,204         10,507
Deferred revenue and customer deposits                                                         2,824          2,167
Convertible notes payable to stockholder                                                     125,299         89,414
Notes payable and long-term obligations                                                      221,032          2,443
Deferred acquisition liabilities                                                               6,817          6,520
                                                                                       -------------   ------------
         Total liabilities                                                                   382,591        116,698

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued and
  outstanding                                                                                      -              -
Class A common stock, $.01 par value; 8,000,000 shares authorized; none issued
  and outstanding                                                                                  -              -
Class B common stock, $.01 par value; 6,000,000 shares authorized;  2,304,561
  and 2,304,561 issued and outstanding                                                            23             23
Class C common stock, $.01 par value; 300,000 shares authorized;  225,000
  and none issued and outstanding                                                                  2              -
Additional paid-in capital                                                                    95,064         88,066
Accumulated deficit                                                                          (60,477)       (28,809)
                                                                                       -------------   ------------
         Total stockholders' equity                                                           34,612         59,280
                                                                                       -------------   ------------
TOTAL                                                                                 $      417,203  $     175,978
                                                                                       =============   ============

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended               Nine months ended
                                                                  May 31,        May 31,          May 31,        May 31,
                                                                   1997           1996             1997           1996
                                                                  -------        -------          -------        -------
                                                                           (in thousands, except per share data)
REVENUES:
   Cable television                                              $  9,706        $  6,863        $ 26,915        $ 18,433
   Telecommunications                                                 789             457           2,202           1,175
                                                                  -------         -------         -------         -------
   Total revenues                                                  10,495           7,320          29,117          19,608

OPERATING EXPENSES:
   Cost of services                                                 5,315           3,127          14,016           8,393
   Customer support, general and administrative                     7,576           4,664          19,842          12,163
   Depreciation and amortization                                    4,113           2,270           9,934           6,074
   Non-recurring reorganization costs                                   -             259               -           1,085
                                                                  -------         -------         -------         -------
   Total operating expenses                                        17,004          10,320          43,792          27,715
                                                                  -------         -------         -------         -------
LOSS FROM OPERATIONS                                               (6,509)         (3,000)        (14,675)         (8,107)


OTHER (EXPENSE) INCOME
   Interest expense on convertible notes payable to
   stockholder                                                     (3,771)         (1,459)        (10,679)         (3,349)
   Other interest expense                                          (7,996)           (169)         (9,448)           (486)
   Interest income                                                  2,900              55           3,134             126
                                                                  -------         -------         -------         -------
NET LOSS                                                         $(15,376)       $ (4,573)       $(31,668)       $(11,816)
                                                                  =======         =======         =======         =======
NET LOSS PER COMMON SHARE                                        $  (6.08)       $  (2.02)       $ (13.23)       $  (5.40)
                                                                  =======         =======         =======         =======
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                 2,530           2,263           2,393           2,188
                                                                  =======         =======         =======         =======

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three months ended              Nine months ended
                                                                          May 31,         May 31,        May 31,         May 31,
                                                                            1997           1996           1997           1996
                                                                          --------       --------       --------       --------
                                                                                             (in thousands)

OPERATING ACTIVITIES:
   Net loss                                                              $ (15,376)     $  (4,573)     $ (31,668)     $(11,816)
   Adjustments to reconcile net loss to net cash flow used in operating activities:
      Depreciation and amortization                                          4,113          2,270          9,934         6,074
      Non cash interest expense                                              3,864            825         10,968         2,894
      Return on Restricted Investments                                        (972)             -         (1,167)            -
      Return on non invested net proceeds of Senior Notes                   (2,892)             -         (3,092)            -
   Increase (decrease) in cash from changes in operating assets and liabilities, net of effect of business combinations:
      Accounts receivable                                                   (1,047)           127         (1,613)         (511)
      Prepaid expenses, deposits and other assets (net)                       (188)           336           (742)          (33)
      Deferred revenue and other liabilities                                   387            139            656           705
      Accounts payable and accrued expenses                                  9,793          1,225         11,009        (1,325)
                                                                          --------       --------       --------       -------
   Net cash flows provided by (used in) operating activities                (2,318)           349         (5,715)       (4,012)
                                                                          --------       --------       --------       -------

INVESTING ACTIVITIES:
   Purchases of businesses                                                  (2,548)             -         (5,048)       (5,793)
   Acquisitions of intangible assets                                        (2,879)        (2,543)        (7,710)       (6,537)
   Purchases and construction of property and equipment                    (16,665)       (16,183)       (36,760)      (35,312)
                                                                          --------       --------       --------       -------
   Net cash flows used in investing activities                             (22,092)       (18,726)       (49,518)      (47,642)
                                                                          --------       --------       --------       -------

FINANCING ACTIVITIES:
   Proceeds from convertible notes                                               -         18,601         33,700        51,125
   Repayments on convertible notes                                               -              -        (10,000)            -
   Purchases of Restricted Investments                                           -              -        (79,609)            -
   Proceeds from issuance of Senior Notes                                        -              -        225,000             -
   Offering costs related to issuance of Senior Notes                            -              -         (4,776)            -
   Return on non invested net proceeds of Senior Notes                       2,892              -          3,092             -
   Payments on notes payable and long-term obligations                           -           (607)          (354)       (1,071)
                                                                          --------       --------       --------       -------
   Net cash flows provided by financing activities                           2,892         17,994        167,053        50,054
                                                                          --------       --------       --------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (21,518)          (383)       111,820        (1,600)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           135,015            819          1,677         2,036
                                                                          --------       --------       --------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD NET OF RESTRICTED
   INVESTMENTS                                                             113,497            436        113,497           436
                                                                          ========       ========       ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                       249            183             95            48
                                                                          ========       ========       ========       =======
Increase in capital lease obligations                                          462            356            942           642
                                                                          ========       ========       ========       =======


See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Class B Common Stock    Class C Common Stock
                                       ----------------------  ----------------------
                                                                   (in thousands)

                                                                                           Additional
                                          Shares        Par      Shares        Par           Paid-In     Accumulated
                                        Outstanding    Value   Outstanding    Value          Capital       Deficit
Balance at September 1, 1996                2,305       $ 23        -            -         $ 88,066      $ (28,809)
  Issuance of stock                             -          -      225          $ 2         $  6,998              -
  Net loss                                      -          -        -            -                -      $ (31,668)
                                           ------       ----     ----          ---         --------      ---------
Balance at May 31, 1997                     2,305       $ 23      225          $ 2         $ 95,064      $ (60,477)
                                           ======       ====     ====         ====         ========      =========


See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PREPARATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.


2.   NET LOSS PER COMMON SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares outstanding during a period. Currently common stock equivalents are included in the computation if they are material. Fully diluted earnings per share will continue to be calculated in a manner similar to the current calculation. Compliance with SFAS No. 128 will require no change to the Registrant's earnings per share for the periods presented.

                                  OPTEL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business

         OpTel, Inc. ("OpTel" or the "Registrant") is the largest provider of private cable television services to residents of multiple dwelling unit developments ("MDUs") in the United States and is expanding the telecommunications services it offers to MDU residents. The Registrant provides cable television and, where currently offered, telecommunications services to MDU residents principally under long term contracts ("Rights of Entry") with owners of MDUs. The Registrant's Rights of Entry are generally for a term of ten to fifteen years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Registrant's cable television Rights of Entry was approximately seven years as of May 31, 1997. The Registrant currently provides cable television services in the metropolitan areas of Houston, Dallas - Fort Worth, San Diego, Phoenix, Chicago, Denver, San Francisco, Los Angeles, Miami - Ft Lauderdale, Tampa and Austin. The Registrant also provides telecommunications services in Houston, Dallas - Fort Worth, Austin, Denver and Miami - Ft. Lauderdale.

         For regulatory purposes the Registrant is considered to be a private cable television operator in most of the markets it serves. Private cable television operators deliver services to consumers without hard-wire crossings of public rights of way. Consequently, private cable operators are not required to obtain cable television franchises and are subject to considerably less regulatory oversight than are traditional franchise cable television operators. As a result, they have significant latitude in terms of system coverage, pricing and customized delivery of services to selected properties. The Registrant has no universal service obligations and generally does not incur capital costs to build its networks until it has entered into Rights of Entry from which it reasonably expects to build an appropriate customer base.

         The Registrant offers a full rage of multichannel video programming (including basic and premium services) which the Registrant believes is competitive in both content and pricing with the programming packages offered by its major competitors. The Registrant currently provides its telecommunications services as a shared tenant services operator through private branch exchange ("PBX") switches. The Registrant offers customers access to services comparable in scope and price to those provided by the incumbent local exchange carrier and long distance carrier. The Registrant's telecommunications strategy includes replacing its PBX switches with its own networked Central Office switches ("C.O. switches").

         The Registrant invests in networks because it believes that networks provide the optimal mechanism for delivering bundled cable television and telecommunications services. The Registrant's networks use technologies that are capable of bi-directional transmission. The Registrant provides its networked video programming to MDUs through 18-Gigahertz microwave ("18GHz") and fiber optic networks and non-networked programming through Satellite Master Antenna Television ("SMATV") systems. As of May 31, 1997, approximately 60% of the 252,481 units passed for cable television are served by the Registrant's networks. These networks generally provide up to 72 channels of video programming. The Registrant intends to convert substantially all of its SMATV systems to 18GHz or fiber optic networks by the end of fiscal 2000. The Registrant's networks will also facilitate delivery of voice signal from each MDU to the C.O. switches to be deployed by the Registrant in its major markets. The Registrant intends to license additional spectrum, which it currently anticipates principally will be in the 23-Gigahertz ("23GHz") band, which it will use to provide bi-directional voice transmission.

         OpTel was incorporated in the State of Delaware in July 1994, as the successor to a Delaware corporation that was founded in April 1993. The Registrant's principal offices are located at 1111 W. Mockingbird Lane, Dallas, Texas 75247, and its telephone number is (214) 634-3800.

         OpTel is majority owned by Le Groupe Videotron Ltee ("GVL"), owners of the second largest cable television operator in Canada. Key members of the Registrant's management team gained considerable experience in developing and operating cable television and combined cable television/telecommunications businesses while serving as executives of GVL and its affiliates in Canada and the United Kingdom.

                                  OPTEL, INC.


Introduction

         Set forth below is a discussion of the financial condition and results of operations of the Registrant for the three and nine months ended May 31, 1997 (the "third quarter of fiscal 1997" and "the first nine months of fiscal 1997", respectively). This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto for the three and nine months ended May 31, 1997 included herein. References to fiscal years are to OpTel's fiscal years which end on August 31 of each calendar year.

Results of Operations

         The following table sets forth, for the periods indicated, certain unaudited information derived from the Registrant's Unaudited Consolidated Statements of Operations, included herein, expressed as a percentage of total revenues:

                                                              Three months ended                        Nine months ended
                                                          May 31               May 31              May 31               May 31
                                                           1997                 1996                1997                 1996
                                                         ------               ------              ------               ------
   Statement of Operations Data:
   Revenues:
   Cable television                                        92.5%                93.8%               92.5%                94.0%
   Telecommunications                                       7.5                  6.2                 7.5                  6.0
                                                         ------               ------              ------               ------
   Total revenues                                         100.0                100.0               100.0                100.0

   Operating expenses:
   Cost of services                                        50.6                 42.7                48.1                 42.8
   Customer support, general and administrative            72.2                 63.7                68.2                 62.0
   Depreciation and amortization                           39.2                 31.0                34.1                 31.0
   Non recurring reorganization costs                                                                                     5.5
                                                         ------               ------              ------               ------
   Total operating expenses                               162.0                140.9               150.4                141.3
                                                         ------               ------              ------               ------
   Loss from operations                                   (62.0)               (40.9)              (50.4)               (41.3)

   Interest Expense, net                                  (84.5)               (21.5)              (58.3)               (18.9)
                                                         ------               ------              ------               ------
   Net loss                                              (146.5)%              (62.4)%            (108.7)%              (60.2)%
                                                         ======               ======              ======               ======

   Other Data:
   EBITDA                                                 (22.8)%               (6.4)%             (16.3)%               (4.8)%
                                                         ======               ======              ======               ======




EBITDA represents loss from operations before depreciation, amortization and non recurring reorganization costs.



Three months ended May 31, 1997 compared with three months ended May 31, 1996

         Total revenues. Total revenues for the third quarter of fiscal 1997 increased by $3.2 million or 43% to $10.5 million compared to revenues of $7.3 million for the third quarter of fiscal 1996.

                                  OPTEL, INC.



         Cable television. Cable television revenues in the third quarter of fiscal 1997 increased by $2.8 million, or 41%, to $9.7 million from $6.9 million in the comparable period in fiscal 1996, reflecting both a 23% increase in the number of customers and a 9% increase in the average monthly revenue per customer which rose from $22.90 in the third quarter of fiscal 1996 to $25.00 in the third quarter of fiscal 1997. The increase in revenue per customer resulted from a combination of rate increases following increased channel capacity as existing SMATV properties are added to the Registrant's networks (such increased channel capacity also brings an increase in associated programming costs) and increased premium revenues as the Registrant's pay to basic ratio improved from 41.8% to 61.3%. The Registrant also continued to grow basic penetration which increased by 2.4 percentage points to 53.1% compared to 50.7% in the third quarter of fiscal 1996 and by almost 1 percentage point over 52.2% the preceding quarter.

         Telecommunications. Telecommunications contributed $0.8 million of revenue for the third quarter of fiscal 1997, an increase of $0.3 million or 73% over the third quarter of fiscal 1996 and an increase of 11% over the preceding quarter. The increase reflects a 104% increase in the number of customers on the same date in the previous year, and an increase in the number of lines per customer, partially offset by a decrease in average revenue per customer over the period. This decrease is due to the timing of recognition of certain revenue items in the third quarter of fiscal 1996 (being the retrospective billing of certain charges to LECs). If the effect of this adjustment was removed average revenue per customer remained flat over the period at approximately $53.00. Penetration of telecommunications services, which are currently provided through PBX networks, increased from 22.6% at the end of the third quarter of fiscal 1996 to 33.3% at the end of the third quarter of fiscal 1997.

         Operating Expenses and Margins. Gross margins, which represent total revenues less cost of services, decreased over the period from 57.3% to 49.4%. After adjusting for the impact of the retrospective billing discussed above the gross margin for the third quarter of fiscal 1996 was 56%. The decrease is largely attributable to a decision by the Registrant to delay planned price increases to June, 1997 in order to stimulate premium penetration, despite incurring increased programming cost on upgraded properties, and the consequent increase in premium penetration which has lower associated margins. In addition the gross margin was adversely impacted by the increase in the number of properties connected for telephone services. Prior to the launch of its C.O. switches the Registrant has generated significantly lower gross margins on its telecommunications services than on cable television services. The Registrant expects gross margins to improve once the planned price rises are implemented and once C.O. switches are employed to serve telephone customers.

         Customer support, selling, general and administrative expenses were $7.6 million for the third quarter of fiscal 1997 compared to $4.7 million in the third quarter of fiscal 1996. The increase in customer support, selling, general and administrative expenses was in line with the Registrant's budget and was largely due to an increase in personnel associated with the expansion of the Registrant's operations and recruitment for the roll out of the Registrant's C.O. switches in advance of the expected revenues.

         Depreciation and Amortization. Depreciation and amortization expense was $4.1 million for the third quarter of fiscal 1997, an increase of $1.8 million over depreciation and amortization expense of $2.3 million for the third quarter of fiscal 1996. The increase is proportional to the increased capital expenditures for the continuing construction of the Registrant's cable television and telecommunications networks.

         Loss from operations and EBITDA. Loss from operations increased from $3.0 million in the third quarter of fiscal 1996 to $6.5 million in the third quarter of fiscal 1997. The Registrant's negative EBITDA increased from $(0.5) million to $(2.4) million over the period, largely due to the reduced gross margins and the expansion of the Registrant's operations in anticipation of the roll out of telecommunications services. Negative EBITDA represented (22.8)% of total revenues for the quarter ended May 31, 1997 compared to (6.4)% of total revenues for the quarter ended May 31, 1996.

         Interest and Income Taxes. Interest expense (net of interest income and amounts capitalized) was $8.9 million for the third quarter of fiscal 1997, an increase of $7.3 million over net interest expense of $1.6 million for the third quarter of fiscal 1996, reflecting the increase in the Registrant's net debt incurred principally to fund the build out of its network. Debt, net of cash and amounts held in escrow under the terms of $225 million of 13% Senior Notes due 2005 issued in February 1997 ("the Senior Notes"), amounted to $158.9 million at May 31, 1997.

                                  OPTEL, INC.

         The Registrant recorded no income tax expense for the third quarter of fiscal 1997. The Registrant has significant tax loss carryforwards which can be carried forward for up to fifteen years and does not anticipate paying any income taxes for the next several years. Deferred tax assets are fully reserved because realization is uncertain.

Nine months ended May 31, 1997 compared with Nine months ended May 31, 1996

         Revenues. Revenues were $29.1 million for the nine month period ended May 31, 1997, an increase of $9.5 million or 48% over revenues of $19.6 million for the nine month period ended May 31, 1996. Of the revenues generated in the nine month period ended May 31, 1997, 92.5% and 7.5% represented revenues from cable television and telecommunications, respectively, compared to 94.0% and 6.0%, respectively, for the nine month period ended May 31, 1996.

         Cable Television. Cable television revenues were $26.9 million for the nine month period ended May 31, 1997, an increase of $8.5 million, or 46%, over cable television revenues of $18.4 million for the nine month period ended May 31, 1996. The growth in cable television revenues was principally attributable to an increase in the average number of cable television subscribers and an increase in the average revenue per cable customer.

         Telecommunications. Telecommunications revenues were $2.2 million for the nine month period ended May 31, 1997, an increase of $1.0 million, or 87% over the nine month period ended May 31, 1996. This growth was largely due to an increase in the average number of telecommunications customers.

         Operating Expenses and Margins. Operating expenses (excluding depreciation and amortization and non recurring reorganization costs) were $33.9 million for the nine month period ended May 31, 1997, an increase of $13.3 million, or 64%, over operating expenses of $20.6 million for the nine month period ended May 31, 1996. As a percentage of revenues, operating expenses increased to 116% for the nine month period ended May 31, 1997 from 104.8% for the nine month period ended May 31, 1996 as a result of the expansion of the Registrant's operations.

         Cost of services were $14.0 million for the nine month period ended May 31, 1997, an increase of $5.6 million, or 67%, from $8.4 million for the nine month period ended May 31, 1996. These expenses represent variable costs of the Registrant, including programming, interconnection costs and revenue sharing with property owners, and these increases in cost were primarily attributable to the growth in the number of cable television subscribers and telecommunications lines. Gross margins decreased from 57.2% for the nine month period ended May 31, 1996 to 51.8% for the nine month period ended May 31, 1997. The decrease in gross margins is partly attributable to increases in programming fees resulting from expanded channel line ups as properties are converted from SMATV services to 18GHz or fiber networks in advance of price increases to customers and increased premium channel penetration, which have lower gross margins. Gross margins also decreased as a result of higher revenue sharing payments to property owners due to properties being added to the Registrant's systems with revenue sharing arrangements.

         Customer support, selling, general and administrative expenses were $19.8 million for the nine month period ended May 31, 1997, an increase of $7.6 million, or 63%, over customer support, general and administrative expenses of $12.2 million for the nine month period ended May 31, 1996. The increase in customer support, general and administrative expenses was largely due to an increase in personnel associated with the expansion of the Registrant's operations, the telecommunications roll out and the rapid growth in the size of the cable television and telecommunications networks and the number of subscribers.

         Depreciation and Amortization. Depreciation and amortization expenses were $9.9 million for the nine month period ended May 31, 1997, an increase of $3.9 million, or 65%, over depreciation and amortization expenses of $6.0 million for the nine month period ended May 31, 1996. This increase was due primarily to increased depreciation expenses associated with capital expenditures for the continuing construction of the Registrant's cable television and telecommunications networks.

           Non Recurring Reorganization Costs. Non recurring reorganization costs of $1.0 million were incurred for the nine month period ended May 31, 1996. These costs represent the costs of assimilating the acquisitions made by the Registrant and include severance, relocation and recruitment costs. Since the Registrant has substantially completed the reorganization of its operations and plans only to make acquisitions on a limited basis for strategic purposes in the future, these costs are not expected to be significant in future periods.

                                  OPTEL, INC.


         Loss from Operations and EBITDA. For the reasons discussed above, loss from operations was $14.7 million for the nine month period ended May 31, 1997, an increase of $6.6 million, or 81%, over loss from operations of $8.1 million for the nine month period ended May 31, 1996. Negative EBITDA increased to $(4.7) million for the nine month period ended May 31, 1997 from $(0.9) million for the nine month period ended May 31, 1996. The increase in negative EBITDA is the result of higher programming fees and revenue sharing, and the expansion of the Registrant's operations in anticipation of the roll out of telecommunications services. Negative EBITDA represented (16.3)% of total revenues for the nine month period ended May 31, 1997 compared to (4.8)% of total revenues for the nine month period ended May 31, 1996.

         Interest and Income Taxes. Total net interest expense was $17.0 million for the nine month period ended May 31, 1997, an increase of $13.3 million over total net interest expense of $3.7 million for the nine month period ended May 31, 1996. This increase was primarily attributable to interest on additional loans from GVL and interest on the Senior Notes.

         The Registrant recorded no income tax expense for the nine month period ended May 31, 1997. The Registrant has significant tax loss carryforwards which can be carried forward for up to fifteen years and does not anticipate paying any income taxes for the next several years. Deferred tax assets are fully reserved because realization is uncertain.

Liquidity and Capital Resources

         The Registrant has generated net losses since its inception, resulting in an accumulated deficit of $60.5 million as of May 31, 1997. During the past year, the Registrant has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in building the Registrant's cable television and telecommunications networks and related business activities was $55.8 million for the first nine months of fiscal 1997 and $ 51.7 million for the first nine months of fiscal 1996.

         Since inception and until the issuance of the Senior Notes, Registrant relied primarily on investments from GVL, its principal stockholder, in the form of equity and convertible notes (the "Convertible Notes') to fund its expenditures. Convertible Notes due to GVL amounted to $125.3 million at May 31, 1997. None of the Registrant's stockholders or affiliates are under any contractual obligation to provide additional financing to the Registrant. In February, 1997, the Registrant issued the Senior Notes along with 225,000 Shares of Non - voting Class C Common Stock to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended, for aggregate net proceeds of $220.2 million. Of this amount approximately $80.0 million has been placed in an escrow account in order to cover the first six semi - annual interest coupons on the Senior Notes. The Convertible Notes mature nine months following the maturity or indefeasible payment in full of the Senior Notes and are subordinated in right of payment to the Senior Notes under certain circumstances.

         On July 11, 1997, Registrant announced that it had successfully completed an exchange offer where 100% of the Senior Notes were exchanged for 13% Senior Notes due 2005, Series B. The terms of the Series B Senior Notes are substantially identical in all material respects (including interest rate and maturity) to the Senior Notes except that the Series B Senior Notes do not contain certain transfer restrictions and registration rights relating to the Senior Notes.

         The Registrant's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Registrant anticipates that it will require approximately $250 million in capital expenditures in fiscal 1997 and fiscal 1998 of which approximately $47 million had been expended as of May 31, 1997. The key elements of the Registrant's business strategies requiring financing include the roll out of its telecommunications networks including C.O. switches, the conversion of SMATV systems to networks, the connection of additional properties to the networks and the implementation of addressable interdiction devices in substantially all of the MDUs served. The Registrant believes that the net proceeds from the issuance of the Senior Notes (excluding the $80 million held in escrow) will be sufficient to finance the Registrant's capital requirements through February 1998. The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to the networks and the telecommunications roll out, each of which may vary significantly from the Registrant's plan. After utilizing the net proceeds of the Senior Notes, the Registrant expects to fund its capital requirements through the end of fiscal 1998 through a combination of cash available from operations, bank or vendor financing or other available debt or equity financing. As of the date hereof, the Registrant has no agreement or agreement in principle with any bank, vendor or other person to provide any such debt or equity financing.

                                  OPTEL, INC.

There can be no assurance that the Registrant will be successful in obtaining any necessary financing or reasonable terms or at all.

         Following fiscal 1998, the Registrant expects to continue to require significant capital investment and additional financing. Such additional financing may be obtained through additional equity or debt financing, including senior bank credit facilities at one or more subsidiaries of the Registrant and further securities offerings. To the extent that the Registrant determines to pursue further acquisitions or negative cash flow from operations continues, substantial additional funds may be required. To the extent that these or any other funds are not obtained on a timely basis, it may be necessary for the Registrant to delay the implementation of portions of its networks and to delay pursuit of its telecommunications strategy. There can be no assurance that the Registrant will be successful in obtaining the requisite debt and/or equity financing on reasonable terms or at all.



The foregoing includes certain forward looking statements that are identified by words such as "expect" and similar expressions. Achievement of such expectations is subject to various risks and uncertainties, including, among others, the availability of additional financing on a timely basis and on reasonable terms, obtaining various regulatory approvals and successful management of the Registrant's expansion plans.

                                  OPTEL, INC.


PART Il - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4. Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
         ---------------

         11.    Statement of computation of per share earnings.

         (b)   Reports on Form 8-K
         -------------------------

         No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         OpTel, Inc.
         -----------




         By:      /s/ Bertrand Blanchette
            ---------------------------------------------
         (Signature)

         Bertrand Blanchette

         Chief Financial Officer

         (Duly authorized officer and principal financial officer of the Registrant)

         Date:  July 15, 1997