Form 10-K
period 1997-08-31
OPTEL INC
filed 1997-11-26
CIK 1036712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISISION
                            Washington, D.C. 20549
                         _____________________________
                                   FORM 10-K
                                  (Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 1997
                                      OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
     For the transition period from..................to..................
                                   333-24881
                           (Commission file number)
                         ____________________________
                                  OPTEL, INC.
            (Exact name of Registrant as specified in its charter)
                         _____________________________

  Delaware                       OpTel, Inc.                    95 - 4495524
                           1111 W. MOCKINGBIRD LANE
                             DALLAS, TEXAS 75247
                                (214) 634-3800
(State or other                 (Name, address,               (I.R.S. Employer
jurisdiction of               including Zip code             Identification No.)
incorporation or        of principal executive offices)
 organization)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

  Yes...X..   No.......

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements contained by reference in Part lll of this Form 10-K or any amendment to this Form 10-K.

  Yes...X..   No.......

                      COMMON STOCK AS OF OCTOBER 30, 1997
          Common Stock                 Authorized         Issued and Outstanding
  Class A common stock, $.01 par       8,000,000                        -
   VALUE
  Class B common stock, $.01 par       6,000,000                2,353,498
   value
  Class C common stock, $.01 par         300,000                  225,000
   value

                      DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------

  The following documents are incorporated into this Form 10-K by reference:

  None

  PART I.......................................................................4
  Item 1: Business.............................................................4
    Overview...................................................................4
    Recent Developments - Consummation of Phonoscope Acquisition; Launch of Houston Central Office Switch; Change in minor Shareholder; Bank Financing
    Commitment.................................................................5
    Industry...................................................................6
    Markets....................................................................6
    Strategy...................................................................9
    Sales, Marketing and Customer Service......................................9
    Networks..................................................................10
    Services..................................................................12
    Competition...............................................................15
    Regulation................................................................18
  Item 2: Properties..........................................................27
  Item 3: Legal Proceedings...................................................28
  Item 4: Submission of Matters to a Vote of Security Holders.................28
  Item 4a: Executive Officers of Registrant...................................28
  PART II.....................................................................31
  Item 5: Market for the Registrant's Common Equity and Related Stockholder
    Matters...................................................................31
  Item 6: Selected Financial Data.............................................31
  Item 7: Management's Discussion and Analysis of Financial Condition and
    Results of Operations.....................................................33
    Fiscal year ended August 31, 1997 compared to fiscal year ended August 31,
    1996......................................................................35
    Fiscal year ended August 31, 1996 compared with eight months ended August
    31, 1995..................................................................37
    Eight Months Ended August 31, 1995........................................38
    Liquidity and Capital Resources...........................................38
    Recently Issued Accounting Principles.....................................40
    Private Litigation Securities Reform Act of 1995..........................41
  Item 8: Financial Statements and Supplementary Data.........................41
  Item 9: Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure......................................................41
  Item 10: Directors and Executive Officers of the Registrant.................41
  Item 11: Executive Compensation.............................................41
    (1) Prior to Fiscal 1997, there were no other options granted.............43
  Item 12: Security Ownership of Certain Beneficial Owners and Management.....43
  Item 13: Certain Relationships and Related Transactions.....................44
  PART IV.....................................................................49
  Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K....49
  SIGNATURES..................................................................53

PART I

ITEM 1:  BUSINESS

OVERVIEW


  OpTel, Inc, together with its subsidaries, ("OpTel" or "the Company") is the largest provider of private cable television services to residents of multiple dwelling unit developments ("MDUs") in the United States and is expanding the telecommunications services it offers to MDU residents. The Company provides cable television and, where currently offered, telecommunications services to MDU residents principally under long-term contracts ("Rights of Entry") with owners of MDUs. The Company's Rights of Entry are generally for a term of ten to fifteen years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Company's cable television Rights of Entry was approximately eight years as of August 31, 1997. The Company currently provides cable television services in the metropolitan areas of Houston, Dallas-Fort Worth, San Diego, Phoenix, Chicago, Denver, San Francisco, Los Angeles, Miami-Ft. Lauderdale, Tampa and Austin. The Company also provides telecommunications services in Houston, Dallas-Fort Worth, Austin, Chicago, Denver and Miami-Ft. Lauderdale. As of August 31, 1997, the Company had 132,556 cable television subscribers and 6,825 telecommunications subscribers with 8,190 telephone lines.

  For regulatory purposes, the Company is considered to be a private cable television operator in most of the markets it serves. Private cable television operators deliver services to consumers without hard-wire crossings of public rights of way. Consequently, private cable television operators are not required to obtain cable television franchises and are subject to significantly less regulatory oversight than are traditional franchise cable television operators. As a result, they have significant latitude in terms of system coverage, pricing and customized delivery of services to selected properties. The Company has no universal service obligations and generally does not incur capital costs to build its networks until it has entered into Rights of Entry from which it reasonably expects to build an appropriate customer base. In certain other markets, such as Houston, the Company delivers cable television services pursuant to franchises the terms of which are significantly more relaxed than traditional cable television franchises.

  The Company offers a full range of multichannel video programming (including basic and premium services) which the Company believes is competitive in both content and pricing with the programming packages offered by its major competitors. The Company currently provides its telecommunications services as a shared tenant services ("STS") operator through private branch exchange ("PBX") switches. The Company offers customers access to services comparable in scope and price to those provided by the incumbent local exchange carrier ("LEC") and long distance carrier. The Company's telecommunications strategy includes replacing its PBX switches with networked central office switches.

  The Company invests in networks because it believes that networks provide the optimal mechanism for delivering bundled cable television and telecommunications services. The Company's networks use technologies that are capable of bi-directional transmission. The Company provides its video programming to MDUs through 18-Gigahertz microwave ("18GHz") and fiber optic networks and non-networked satellite master antenna television ("SMATV") systems. As of August 31, 1997, approximately 165,000 of the 254,032 units passed for cable television are served by the Company's networks. These networks generally provide up to 72 channels of video programming. The Company's networks will also facilitate delivery of voice signal from each MDU to the central office switches to be deployed or leased by the Company in its markets.

  The Company intends to license additional spectrum, which it currently anticipates principally will be in the 23-Gigahertz ("23GHz") band, which it will use to provide bi-directional voice transmission. The Company intends to convert substantially all of its SMATV systems to 18GHz or fiber optic networks by the end of fiscal 1999 and PBX switches to central office switches by the end of fiscal 2002. The Company believes that there are several benefits to converting its SMATV systems to cable networks and PBX switches to central office switches. These include lower per unit maintenance costs, increased system reliability through better monitoring and redundancy, greater channel capacity, the opportunity to bundle services, integration of video, voice and data and improved operating margins.

  OpTel was incorporated in the State of Delaware in July 1994, as the successor to a Delaware corporation that was founded in April 1993. The Company's principal offices are located at 1111 W. Mockingbird Lane, Dallas, Texas 75247, and its telephone number is (214) 634-3800.

RECENT DEVELOPMENTS - CONSUMMATION OF PHONOSCOPE ACQUISITION; LAUNCH OF HOUSTON CENTRAL OFFICE SWITCH; CHANGE IN MINORITY SHAREHOLDER; BANK FINANCING COMMITMENT

  On October 27, 1997 the Company acquired the Phonoscope residential cable television and associated fiber optic network in the greater Houston metropolitan area for $36.5 million. Phonoscope provides its services over a fiber optic and coaxial cable distribution system. The Company will use its existing franchise with the City of Houston to serve Phonoscope subscribers within the City of Houston, and has received or will seek assignment of the appropriate municipal franchises to service MDUs in other municipalities. The acquired Phonoscope Rights of Entry or subscriber agreements cover approximately 60,000 units (principally at MDUs, but including certain single family units within the footprint of its network) and approximately 34,000 subscribers and the weighted average unexpired term of the acquired Rights of Entry was approximately 5 years.

  Phonoscope's network and the Company's existing Houston network are in close proximity with each other, but do not overlap in any material respect. The Company intends to expand the acquired fiber optic network and, over time, interconnect the acquired network with the Company's existing Houston network.

  The Company recently commenced operating a central office telephone switch in Houston through which it provides local and long distance services as a Competitive Local Exchange Carrier ("CLEC"). The Company intends to migrate its properties currently served through PBX switches in Houston to the central office switch over the coming months.

  In August 1997 Capital Communications CDPQ Inc ("CDPQ"), a direct subsidiary of Caisse de depot et Placement du Quebec ("Caisse"), a Quebec financial institution and shareholder of the Company's majority shareholder, Le Groupe Videotron Ltee ("GVL") purchased the minority interest in the Company from Vanguard Communications LLP ("Vanguard"). Vanguard also transferred to CDPQ an existing option to purchase additional shares in the Company which CDPQ promptly exercised. As of August 31, 1997 GVL held, indirectly, 74.6% of the common equity of the Company, 16.7% was held by CDPQ and 8.7% by various purchasers of the Company's Senior Discount Notes due 2005, or their transferees.

  In October 1997, the Company received a commitment from a bank to provide a $150 million senior secured credit facility (the "Senior Facility") which will be used to provide capital to fund future development. The Senior Facility will consist of a term loan and a revolving credit commitment both of which will bear interest at interest rates customary for this type of transaction and the credit position of the Company. The Senior Facility will be secured by a first fixed and floating lien on substantially all of the assets of the Company. Availability under the Senior Facility will be subject to the Company meeting certain performance criteria. Management expects that funds will become available under the Senior Facility in December 1997. The commitment to close the Senior Facility is subject to conditions and terminates December 15, 1997, if not closed.

INDUSTRY

  The private cable television industry has undergone significant changes and consolidation in recent years as a result of changes in cable television and telecommunications laws and regulations.

  Until February 1991, the primary technology available to private cable television operators was SMATV, whereby the operator received and processed satellite signals directly at an MDU or other private property with an on-site headend facility consisting of receivers, processors and modulators, and distributed the programming to individual units through an internal hard-wire system in the building. SMATV operators spread the relatively high fixed costs of operations (headend equipment, management, customer service, billing, installation and maintenance) over a small subscriber base (frequently the residents of a single MDU). This high cost structure reduced the incentives for SMATV operators to invest in technology and overhead, resulting in inferior channel capacity (usually 33 to 45 channels) and a lesser resource commitment to customer service, which produced lower penetration rates. In February 1991, regulatory changes made 18GHz technology, which had been in use for more than 25 years in commercial and military applications, available for use by private cable television operators for the point-to-point delivery of video programming services.

  The present structure of the U.S. telecommunications market resulted largely from the break-up of the "Bell System" in 1984 which created two distinct telecommunications industries: local exchange and interexchange or "long distance". The long distance industry was immediately opened to direct competition; however, until recently, the local exchange industry has been virtually closed to competition. Efforts to open the local exchange market to competition began in the late 1980's on a state by state basis when competitive access providers ("CAPs") began offering dedicated private line transmission and access services which account for less than 10% of the local exchange market. In the summer of 1995, several states began opening their markets to local exchange competition. In February 1996, the Telecommunications Act was signed into law. The Telecommunications Act provides a framework by which all states must allow competition for local exchange services. Specifically, the Telecommunications Act (i) requires the incumbent LEC to (a) allow competitors to interconnect to the LEC's network at any technically feasible point and (b) allow competitors access to components of the LECs network selectively and (ii) establishes a framework for reciprocal compensation between the LEC and a CLEC for use of each other's network.

MARKETS

  MDUs comprise a wide variety of high density residential complexes, including high- and low-rise apartment buildings, condominiums, cooperatives, townhouses and mobile home communities. According to 1990 U.S. Census Bureau data, there are more than 13.2 million MDU units in MDUs with greater than 10 MDU units in the United States, of which approximately 4.0 million are within the Company's existing geographic markets. The Company estimates that approximately 2.5 million of the MDU units within its existing markets are within MDUs which meet the Company's preference for MDUs of 150 or more units. Industry sources estimate that in 1995 the total revenues for cable television in the United States were $25 billion and total revenues from telecommunications services in the United States were $168 billion, of which approximately $96 billion represented revenues from local exchange services.

  The Company selected its current markets based upon their growth characteristics, competitive conditions, MDU concentrations, topographical and climatic conditions, favorable demographics and, to a lesser extent, favorable regulatory environments.

  OpTel operated in the following geographic markets as of August 31, 1997:

                                                                        Units passed for
                           Units passed for cable   Cable television   telecommunications   Telecommunications lines
LOCATION                             (1)               subscribers             (1)

--------------------------------------------------------------------------------------------------------------------
Houston                             77,387                31,356               5,270                   1,985
Dallas/Fort Worth                   34,933                17,787               6,296                   2,070
Southern California (Los
 Angeles, San Diego)                32,842                20,139                 768                     199
Phoenix                             24,047                 9,374                   -                       -
Chicago                             28,796                17,006                 110                      23
Denver                              15,178                 7,997               1,069                     358
San Francisco                       23,016                16,069                   -                       -
Miami                               14,305                10,969                 338                     105
Other markets (Austin &
 Tampa)                              3,528                 1,860               2,721                   3,450
--------------------------------------------------------------------------------------------------------------------
Total                              254,032               132,556              16,572                   8,190

  (1) Units passed represents the number of units with respect to which the Company has connected and activated its cable television and telecommunication systems, respectively.

  The Company's strategy has been to enter markets either through the acquisition of a private cable television operator serving the target market or by entering into Rights of Entry with a major MDU owner in the market. The Company has entered substantially all of its markets through acquisitions. Upon acquisition of an operator, the Company historically has begun the process of upgrading the acquired systems by converting MDUs from SMATV technology to the Company's 18GHz or, in Houston, fiber optic networks, adding additional programming and improving customer service. In addition, the Company has been able to achieve cost efficiencies by consolidating acquired operations into its existing organization. As acquired operations generally have not offered telecommunications services, the Company is in the process of adding such services to its acquired systems.

  HOUSTON

  The Company entered the Houston market in January 1995 through an acquisition. The Houston market includes the Company's operations in Bryan/College Station. The Company has a cable franchise for the Houston market and utilizes a fiber optic/coaxial cable network to service approximately 83% of its units passed for cable television with the remainder serviced via SMATV systems. The Company installed its first central office switch in the Houston market in October 1997.

  DALLAS-FORT WORTH

  The Company entered the Dallas-Fort Worth market in September 1994 by entering into Rights of Entry with a significant property owner. Since that date the Company has increased its market share by acquisition and by entering into additional Rights of Entry. The Company's corporate headquarters and centralized customer call center for all of its markets is located in Dallas-Fort Worth. The Company intends to install a central office switch in the Dallas-Fort Worth market in the early part of calendar year 1998.

  CHICAGO

  The Company entered the Chicago market in August 1995 through the acquisition of a private cable operator whose properties were mainly in Chicago's suburbs. The Company intends to commence full scale marketing of a competitive local exchange carrier ("CLEC") telecommunications service in the Chicago market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from a CLEC. In March 1997, the Company consummated an acquisition of a small private cable operator in the downtown Chicago market.

  PHOENIX

  The Company entered the Phoenix market in December 1994 through an acquisition. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company intends to commence full scale marketing of CLEC based telecommunications service in the Phoenix market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from a CLEC.

  SAN DIEGO/LOS ANGELES

  The Company entered the San Diego market in December 1994 through an acquisition. The San Diego market includes parts of Orange County, San Bernadino County, Riverside County and North County. Since that date, the Company has increased its market share by entering into additional Rights of Entry.

  The Company entered the Los Angeles market in May 1994 by entering into certain Rights of Entry. Since that date the Company has increased its market share by entering into additional Rights of Entry.

  The Company operates its systems in San Diego and Los Angeles under one General Manager and intends to share switching capacity between the two cities. The Company intends to commence full scale marketing of a CLEC based telecommunications service in the Southern California market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from a CLEC.

  SAN FRANCISCO

  The Company entered the San Francisco market in August 1996 through an acquisition and completed another acquisition in November 1996. In the San Francisco market, the Company currently services all of its units passed for cable television via SMATV systems but intends to convert substantially all of these SMATV systems to 18GHz networks by the end of fiscal 1999. The Company intends to commence full scale marketing of a CLEC based telecommunications service in the San Francisco market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from a CLEC.

  DENVER

  The Company entered the Denver market in July 1995 through an acquisition. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company intends to commence full scale marketing of a CLEC based telecommunications service in the Denver market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from a CLEC.

  MIAMI - FORT LAUDERDALE

  The Company entered the Miami-Fort Lauderdale market in June 1995 through an acquisition. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company intends to commence full scale marketing of a CLEC based telecommunications service in the Miami-Fort Lauderdale market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from a CLEC.

  TAMPA

  The Company entered the Tampa market in August 1996 through an acquisition. The Company currently services all of its units passed for cable television in the Tampa market via either SMATV or coaxial cable systems. The Company intends to dispose of its operations in Tampa during the course of fiscal 1998, either through a sale of the system or by exchanging these properties for private cable networks in its other existing markets.

  AUSTIN

  The Company entered the Austin market in July 1994 by entering into certain Rights of Entry. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company currently services all of its units passed for cable television in the Austin market via SMATV systems. The Company intends to dispose of its operations in Austin during the course of fiscal 1998, either through a sale of the system or by exchanging these properties for private cable networks in its other existing markets.

STRATEGY

  The Company intends to grow its business and increase its market concentration by attracting MDUs currently served by other providers, providing services to newly-constructed MDUs and, as appropriate, acquiring existing private cable operators and entering new markets. A critical aspect of the Company's growth strategy is the development of strategic relationships with owners of portfolios of MDUs. These relationships encourage the MDU owner to promote and sell the Company's cable television and telecommunications services to MDU residents.

  Many Rights of Entry provide incentives to the MDU owner, principally long-term revenue sharing, and, in certain cases, payment of "key money" on Rights of Entry execution. In addition, the Company believes that its ability to deliver special services tailored to MDU owners and residents enhances the MDU owners marketing of unit rentals and sales.

  The Company's goal is to distinguish itself from its competitors by becoming a leading provider of a comprehensive set of both cable television and telecommunications services to MDUs.

  The Company's customer marketing strategy is to offer a complete package of cable television and telecommunications services backed by a high level of customer service. The Company believes that, given comparable level of product offerings, MDU residents prefer the simplicity and pricing benefits of dealing with one supplier for all of their cable television and telecommunications services. The Company also believes that prompt response to service requests and customer inquiries is important to MDU residents. The Company affords customers the opportunity to subscribe for Company services at the time the unit lease is signed and believes that this added convenience is important to its marketing efforts. The Company also plans to supplement its cable television and telecommunications services by providing customers with access to additional services, including Internet access, intrusion alarm, utility monitoring, and PCS, cellular and paging services.

  The Company is expanding the telecommunications component of its business both by increasing the number of MDUs to which it provides telecommunications services and by expanding the number of services offered. As part of its ongoing telecommunications roll out and coincident with the conversion of its SMATV systems to networks, the Company intends to replace its PBX switches located at MDUs with networked central office switches. The Company deployed its first central office switch in the Houston market in October 1997 and intends to install central office switches in substantially all of its markets by the end of fiscal 2002.

SALES, MARKETING AND CUSTOMER SERVICE

  Consistent with its business strategy, the Company's marketing goals are to
(i) increase market share in existing markets by entering into additional Rights of Entry, (ii) increase penetration at each MDU served by the Company, (iii) add telephone services to existing cable-only properties and (iv) market additional services, such as premium cable services, Pay-Per-View, Internet access, intrusion alarm, utility monitoring and PCS, cellular and paging services, to its subscribers. The Company focuses its marketing efforts on large MDUs located in clusters within its markets and then attempts to obtain Rights of Entry for additional MDUs within the coverage of its existing networks.

  The Company tailors its marketing efforts to two different constituencies: (i) owners of MDUs who may enter into Rights of Entry and (ii) actual and potential cable television and telecommunications subscribers at MDUs for which the Company has entered into Rights of Entry. Each constituency is served by separate sales and marketing teams that promote the Company's advantages over its competitors in the marketplace.

  The Company is committed to providing excellent customer service to MDU owners and subscribers in the home, in the field and on the telephone. The Company believes the most effective means of attracting and retaining MDU owners and subscribers is by providing high quality subscriber service, including: (i) 24-hour-a-day, seven-day-a-week subscriber telephone support; (ii) direct lines to facilitate rapid response to calls initiated by MDU owners and managers; (iii) computerized tracking of all incoming calls to minimize waiting times; (iv) service calls generally made the same day the subscriber indicates a service problem; (v) flexible, seven-day-a-week installation and service appointments;
(vi) follow-up calls and on-site inspections to verify subscriber satisfaction; and (vii) 80% of installations completed within 3 business days of receiving the initial installation request, often within 24 hours. The Company also uses focus groups and subscriber surveys to monitor subscriber satisfaction.

NETWORKS

  CABLE TELEVISION ARCHITECTURE

  An integral part of the Company's strategy is to link properties to master headends through microwave and fiber optic networks, to the maximum extent practicable. In substantially all markets except Houston, the Company transports video programming to MDUs in one of two ways: (i) by transmitting video programming from a master earth station and headend to the MDU using point-to-point microwave conveyance, generally in the 18GHz frequency range; or (ii) by receiving video programming at a self-contained SMATV headend located at the MDU. In Houston, video programming reaches a majority of the MDUs served by the Company through a fiber optic network that the Company operates pursuant to a franchise from the City of Houston. In certain limited geographic areas, video programming reaches MDUs through a combination of coaxial cable and microwave transmission. 18GHz microwave conveyance requires the operator to install small microwave dishes at each MDU. These dishes receive video programming from a centrally located master headend which must be within the line of sight of the receiving dish. The FCC licenses paths between two points at specific frequency ranges. The video programming may, within limits, be retransmitted at repeater sites. To insure a high quality picture, the Company generally limits the number of repeater sites. For the same reason, the Company generally limits the radius of each microwave link to between three and eight miles, depending on topographic and climatic conditions.

  The Company intends to convert substantially all of its SMATV systems to 18GHz or fiber optic networks by the end of fiscal 1999. As of August 31, 1997, the Company had 35 18GHz networks and one fiber optic network in service in 11 metropolitan areas and, on average, 54% of the units passed by the Company were served by such networks.

  Within the MDUs it serves the Company distributes video programming via conventional coaxial cable. In markets where it offers Pay-Per-View channels, the Company uses a combination of traps (electronic filtering devices) and addressable decoder-converter boxes. Where it does not offer Pay-Per-View, the Company uses traps.

  The Company has recently completed field testing interdiction devices and has begun deploying them in several of its current systems. Interdiction devices will permit the Company to activate and deactivate services or specific channels by remote command from its central office. When implemented, these devices will afford quicker activation and disconnection, eliminate or significantly reduce the need for traps and for decoder-converter boxes in the home, eliminate or significantly reduce service calls and provide better picture quality. The Company believes that these devices will also result in better collection experience, higher levels of penetration and premium service buy-in and greater customer satisfaction.

  TELECOMMUNICATIONS ARCHITECTURE

  In metropolitan areas where the Company currently offers telecommunications services, the Company uses conventional twisted copper wire pairs to distribute telephone services within an MDU. A PBX switch is installed at the MDU and local traffic from the MDU is transported via leased trunk lines to the LEC central office. From the LEC's central office, local calls are routed through the LEC's network. Long distance traffic is routed via leased trunk lines from the PBX switch to the Company's chosen long distance carrier (currently AT&T). The regulations under which the Company's PBX-based services are provided generally prohibit the aggregation of local telephone traffic between noncontiguous MDUs, and in certain states there are limits or prohibitions on resale of intrastate long distance and local service at a profit. These restrictions adversely effect the profitability of the Company's STS operations. The Company intends to seek certification as a CLEC in each of the states in which it operates. As a CLEC, the Company will be relieved of these limits and prohibitions. The Company has already been granted CLEC certification in Texas, Florida, Illinois and California and has applications pending in Arizona and Colorado. The Company believes CLEC certification will be available in a timely manner in these markets. However, if certification were not granted the Company would be restricted to providing STS services in that market.

  The Company plans to interconnect MDUs to an owned or leased central office switch using its owned fiber optic network and microwave networks and the network facilities of other service providers. The Company intends to interconnect its central office switch to several long distance carriers' points-of-presence and to the public switched telephone network via the LEC's network.

  The implementation of the Company's telecommunications roll out plans will depend in some measure on the speed and manner in which states implement (i) the liberalized competition provisions of the Telecommunications Act and (ii) the establishment of the interconnection and tariff requirements that the Telecommunications Act imposes on the incumbent LEC.

  The Company intends to contract for other ancillary elements of service from the incumbent LEC in each market or from other available carriers. These ancillary services include (i) operator service, (ii) directory listings, (iii) emergency 911 service, and (iv) conveyance where the Company does not have a network.

  The Company intends to modify its existing networks (currently used to provide video programming) to accommodate two-way digital telecommunications traffic so as to connect the MDUs to its planned central office switches in each of its markets. The Company intends to use its existing network configuration if feasible and to supplement its microwave plant if necessary, including through the use of other available radio spectrum for telecommunications services. However, other than in Dallas, the Company has not yet commenced frequency coordination and there can be no assurance that the Company will be able to obtain licenses for these frequencies on the paths it desires.

  It is also possible that the Company will augment its microwave networks in many markets with fiber optic links between microwave hubs and from hubs to its central switch locations. Particular network architecture in any market will be dependent on, among other factors, bandwith requirements and equipment costs, which are not yet determinable.

  The Company will use its networks to aggregate MDU long distance and local traffic at its or its selected partners' telecommunications switch. From there, traffic will be delivered to the point of presence of the connecting carrier either through the Company's microwave or fiber networks, or where appropriate, other available means of transport, including those of the interconnecting carriers.

SERVICES

  CABLE TELEVISION SERVICES

  OpTel offers its subscribers a full range of popular cable television programming at competitive prices. The Company's 18GHz networks are capable of delivering up to 72 uncompressed analog channels of programming at each MDU. In addition, the programming selections available at an MDU can be tailored to the demographics of each MDU and, unlike franchise cable television operators which may be required to carry all local broadcast channels and public access channels, the Company can utilize all of its available channels to provide popular entertainment, news and information programming.

  The Company offers various programming packages to its cable television subscribers. The Company's basic programming package offered to MDUs served by its 18GHz and fiber optic networks typically includes 60-72 channels and is generally priced below the rate charged by the incumbent franchise cable television operator for a comparable package. The Company also offers premium television services. These often feature uninterrupted, full-length motion pictures, sporting events, concerts and other entertainment programming. Premium services are offered individually or in discounted packages with basic or other services. Certain of the Company's systems are capable of offering movies, sporting events, concerts and other special events on a Pay-Per-View basis.

  The Company purchases copyrighted programming from program suppliers, pursuant to private, negotiated multi-year license agreements. The average term of such contracts is four years and such contracts are typically renewed upon expiration. Generally, the Company pays its programming suppliers a fixed monthly fee per subscriber, subject to volume discounts and reduced rates for MDUs where the Company's services are supplied to all units on a bulk basis.
The programming fees average 31% of basic cable revenue and between 60% and 70% of premium and pay per view revenue. The Company is not subject to any material minimum subscriber requirements under its programming license agreements.

  The video programming broadcast on local television broadcast stations is subject to compulsory copyright license requirements from the copyright owners. The Company is required to obtain retransmission consents from off-air broadcasters but has had little difficulty in obtaining retransmission consent agreements. Non-broadcast programming, often referred to as cable programming, is not subject to the compulsory copyright license. However, federal regulations prohibit (i) cable television operators, satellite cable programming vendors in which a cable television operator has an attributable interest, and satellite broadcast programming vendors from charging unfair, unreasonable or discriminatory prices for programming and (ii) most exclusive dealing arrangements whereby cable systems have procured programming that is unavailable to their competition. The prohibition on exclusive distribution arrangements is scheduled to expire on October 5, 2002, unless the FCC finds, during a proceeding to be conducted in 2001, that the prohibition continues to be necessary.

  An integral part of the Company's strategy is to link properties to master headends through microwave and fiber optic networks, to the maximum extent practicable. In substantially all markets except Houston, the Company transports video programming to MDUs in one of two ways: (i) by transmitting video programming from a master earth station and headend to the MDU using point-to-point microwave conveyance, generally in the 18GHz frequency range; or
(ii) by receiving video programming at a self-contained SMATV headend located at the MDU. In Houston, video programming reaches a majority of the MDUs served by the Company through a fiber optic network that the Company operates pursuant to a franchise from the City of Houston. In certain limited geographic areas, video programming reaches MDUs through a combination of coaxial cable and microwave transmission.

  18GHz microwave conveyance requires the operator to install microwave dishes at each MDU. These dishes receive video programming from a centrally located master headend which must be within the line of sight of the receiving dish. The FCC licenses paths between two points at specific frequency ranges. The video programming may, within limits, be retransmitted at repeater sites. To insure a high quality picture, the Company generally limits the number of repeater sites. For the same reason, the Company generally limits the radius of each microwave link to between three and eight miles, depending on the topographic and climatic conditions of the market.

  The Company intends to convert substantially all of its SMATV systems to 18GHz or fiber optic networks by the end of 1999. As of August 31, 1997, the Company operated 18GHz networks in each of its 9 major metropolitan areas except Houston which is served by a fiber-optic network and San Francisco which is served by SMATV systems and is currently in the process of being converted to an 18GHz networks. On average, 60% of the units passed by the Company are currently served by networks (approximately 67% pro forma for the Phonoscope acquisition).

  OpTel's network design is digital capable and many of its components are hybrid digital-analog. This will facilitate upgrading to digital compression when economical and required by the marketplace. The use of networks facilitates the upgrade to digital because networked systems have fewer headends to upgrade than SMATV systems where it would not be economically viable to update headends serving individual properties.

  The Company's cable contracts include MDUs which subscribe on a "retail" basis, where each resident of an MDU can independently opt to be a cable subscriber and is separately billed, and MDUs which are under "bulk" contracts, in which the property owner buys cable services from OpTel for 100% of the apartments in the complex and includes basic cable in the services offered to building residents. Residents of MDUs served under bulk contracts contract separately with OpTel for premium services. Currently, approximately two-thirds
of OpTel's contracts are retail contracts.   While bulk contracts have lower
revenues per customer than retail arrangements and generally have a lower gross margin, the increase in penetration helps to offset this and certain program providers grant discounts for bulk subscribers. In addition, bulk contracts have lower servicing costs (billing, bad debt) than retail contracts. The Company will sign bulk contracts where required but generally anticipates that bulk contracts will decrease as a proportion of the total contract base over the next few years as a greater proportion of new contracts are being signed for the provision of retail service. An increase in the number of retail contracts as a proportion of the total contract base is expected to contribute to an increase in revenue per customer.

  TELECOMMUNICATIONS SERVICES

  The Company currently provides telephone service under two regulatory frameworks. In Houston, Dallas, Miami, Chicago, San Diego and Denver, it operates as an STS provider. To date, OpTel has restrained the growth of STS telephony because of the marginal economics of that business. In Houston, it also operates as a CLEC. The Company intends to convert to CLEC operation in all of its markets over the next two to three years.

  OpTel's telephone contracts provide that OpTel will be the exclusive provider of local telephone services to MDU residents, subject to the legal rights of the incumbent local exchange carrier ("ILEC") and other providers to offer service. Pursuant to the telephone ROE contracts, the building owners receive revenue sharing payments and may receive an initial payment. In return building owners are required to promote OpTel's service and refrain from promoting other telecommunications providers' service to MDU residents.

  While the telephone product currently provides only minor revenue streams for OpTel, Management believes it represents an attractive and potentially lucrative business opportunity for several reasons. First, OpTel has already achieved penetration (in terms of lines) of approximately 48% in those properties which it currently offers telephone services as an STS provider. Even allowing for the distortion of the Austin market where telephone penetration is very high, this figure is above 34%. This penetration level has been achieved with virtually no marketing effort. Secondly, OpTel will be serving as an MDU residential-oriented CLEC, and should benefit from the recognized demand for CLEC services in the residential sector. Management knows of no other CLEC with as directed a residential strategy as OpTel. Thirdly, the revenue sharing structure, together with the "one stop shopping" aspects of cable and telephony ROE contracts, should create incentives for property owners to promote the telephone product.

  In metropolitan areas where the Company currently offers telecommunications services, the Company uses conventional twisted copper wire pairs to distribute telephone services within an MDU. Under the STS model, a PBX switch is installed at the MDU and local traffic from the MDU is transported using the ILEC's commercial transport either to the ILEC central office switch or to the central office switch of an long distance operator ("IXC"). From the ILEC's central office, local calls and long distance calls are routed through the ILEC's network or using the IXC's long distance network if the PBX is also interconnected with the IXC's switch. Where there is no such direct interconnection, long distance traffic is routed from the ILEC's switch to the Company's chosen long distance carrier (currently AT&T). Using its own central office switches the Company believes it will have much greater control over quality of its product offering and interconnect relationships (and hence price). As a result, the Company intends to seek certification as a CLEC in each of the states in which it operates and currently has CLEC status in Texas, California, Florida and Illinois.

  The Company is currently in the process of converting to the CLEC telephone model of operation. This involves interconnecting MDUs to an owned central office switch or leased capacity on the central office switch of another CLEC using OpTel's own fiber optic network and microwave networks and the network facilities of other service providers. Local traffic is then routed from the OpTel switch to the ILEC switch using dedicated transport. OpTel intends to interconnect its central office switch to several long distance carriers' points-of-presence and to the public switched telephone network via the ILEC's network. The switch in Houston is now fully operational and direct interconnection with a preferred long distance provider is expected to be completed in the near future.

  OpTel plans to contract for other ancillary services from the ILEC and other service providers. These services include operator service, directory listings and emergency 911 service and, in certain markets, transport.

   The Company intends to modify portions of the existing networks, currently used to provide video programming, to accommodate two-way digital telecommunications traffic. The Company expects to use 23GHz as its principal frequency to carry telecommunications traffic. The Company believes that using 23GHz will enable it to utilize proven equipment manufactured by several vendors. The Company will transmit and receive 23 GHz signals generally using certain modifications to its existing 18GHz dishes and has achieved satisfactory results in technology field trials. The Company will use its networks to aggregate MDU long distance and local traffic at its telecommunication switch. In certain markets the Company is currently exploring the possibility of initially leasing telecommunication switch capacity from other CLECs in order to speed up the roll out of telephone services. From these switches, traffic will be delivered to the point of presence of the connecting carrier either through the Company's microwave or fiber networks, or where appropriate, other available means of transport, including those of interconnecting carriers.

Competition

  The multichannel television and telecommunications industries are highly competitive. The Company presently competes with companies that specialize in the provision of multichannel television or telecommunication services and, increasingly, with companies that offer bundled multichannel television and telecommunications services. Many of these competitors are larger companies with greater access to capital, technology and other competitive resources. The Company's private cable television service competes with traditional franchise cable television operators as well as wireless cable television operators, other private cable television operators, direct broadcast satellite ("DBS") operators, stand-alone satellite service providers and, to a lesser extent, off-air broadcasters. The Company's telecommunications services compete with other STS providers, LECs, CLECs and CAPs and will compete with long distance telephone companies and franchise cable television operators as they begin to enter the local telephone business. The Company's long distance service competes with established interexchange carriers and resellers. In addition, recent telecommunications offerings, including PCS, and future offerings may increase competition in the telecommunications industry. Recent and future legislative, regulatory and technological developments will likely result in additional competition, as telecommunications companies enter the cable television market and as franchise cable television operators and interexchange carriers begin to enter the local telephone market. Similarly, mergers, joint ventures and alliances among franchise, wireless or private cable television operators and Regional Bell Operating Companies ("RBOCs") may result in providers capable of offering bundled cable television and telecommunications services in direct competition with the Company.

  The Company competes with multichannel television operators and telecommunications service providers to obtain Rights of Entry. In most markets serviced by the Company, franchise cable television operators now offer revenue sharing and access fee arrangements to MDU owners. There can be no assurance that these payments will not increase in the future as competition increases for access to the higher quality MDUs. Another basis of competition is the breadth of programming and range of services offered. Although the Company as a matter of course investigates new sources of programming and technologies that may increase its range of services, other larger and more diversified competitors may attract the targeted MDUs based on their increased menu of services. Consequently, the Company may be compelled to reduce its prices and improve its range of services under its existing Rights of Entry which generally require the Company to remain competitive with the market in general. At present, the Company believes that its existing Rights of Entry give it a competitive advantage within its present markets; however, these advantages may deteriorate with changes in regulations, the types of competitors and with technological advances. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in the market for such services. Competition may also be enhanced by technological developments that allow competitors of the Company to bypass property owners altogether and market their services directly to the tenants of MDUs. Although the Company's Rights of Entry prohibit tenants from installing receiving equipment on the exterior of the building, these provisions are not always enforced. The Rights of Entry do not prevent a resident from using cellular telephone service, for example, offered by another provider. While the Company believes that the exclusivity provisions of its Rights of Entry provide it with competitive advantages, such advantages may be significantly diminished by technological and other developments beyond the control of the Company. Such developments may impact the Company's strategies and may require it to expend funds beyond the levels currently contemplated.

  Certain of the Company's current and potential competitors are described below.

  Traditional Franchise Cable Systems. The Company's major competition for Rights of Entry in each market comes from the traditional franchise cable television operator. The Company competes with such operators by (i) focusing exclusively on MDUs, (ii) sharing profits with MDU owners, (iii) offering customized programming, and (iv) charging lower rates to subscribers.

  Multipoint Multichannel Distribution Systems. MMDS systems are similar to the Company's 18GHz networks in that they use microwave transmitting and receiving equipment. MMDS differs from 18GHz in that (i) it "broadcasts" its video programming direct to individual subscribers and generally not to an MDU's receiver and (ii) its systems transmit in an omni-directional manner, while 18GHz systems are point-to-point. As a result, MMDS wireless cable can provide service to all households within a wireless operator's "line-of-sight." The 2.5GHz spectrum utilized by MMDS wireless cable was initially allocated by the FCC to applicants other than MMDS operators within a given market, with 20 of the available channels generally allocated to educational institutions. As a result, MMDS wireless operators have had difficulty acquiring or leasing the critical mass of channels required to offer a diverse programming lineup. Moreover, absent digital compression technology, channel capacity is limited to 33 analog channels.

  Local Multipoint Distribution Service. The FCC has recently issued rules reallocating the 28GHz band to create a new video programming delivery service referred to as local multipoint distribution service ("LMDS"). The FCC also has issued a license for the New York City market for one operator that is developing a system to utilize the 28GHz frequency for pay television. As currently proposed, LMDS would provide a single licensee up to 1000 MHz of spectrum for the distribution of programming in each prescribed geographic area. LMDS systems, like MMDS, will use point-to-multipoint microwave distribution for wireless cable services. Unlike MMDS, however, LMDS systems, using the proposed allocation in the 28 GHz band will be able to provide channel capacity equal or greater to that of most cable systems, including the Company's. In addition, LMDS systems that would allow subscriber-to-hub transmissions to facilitate the provision of interactive services and telecommunications have been proposed.

  SMATV Systems. The largest number of private cable companies are operators of SMATV systems. Like the Company, these systems offer a multichannel television service pursuant to rights of entry with MDU owners. Where the Company has introduced or will introduce 18GHz systems, the Company competes with SMATV systems on the basis of (i) larger channel offerings (typically SMATV offers 33 to 45 channels), (ii) the quality of its video programming delivery, (iii) customer service, and (iv) the perceived high price of SMATV relative to the programming package provided. The Company may acquire additional SMATV operations with a view to converting them, where feasible, to 18GHz technology, adding channels and upgrading customer and field service.

  Direct Broadcast Satellite. DBS systems involve the transmission of encoded video programming direct from a satellite to the home user without any intermediate processing or retransmission by a terrestrial operator. Although prices have been decreasing, DBS service typically requires the purchase of equipment and installation fees which are a significant cost to the subscriber. In addition, subscribers generally pay a monthly programming fee to receive DBS service. Some of these fees are lower than those charged by the Company before consideration of the equipment costs. However, the Company believes that it can effectively compete with DBS systems in the MDU marketplace for the following reasons. First, DBS line-of-sight problems are significant (unless an entire MDU is connected to the service) because a DBS antenna must be pointed in the proper direction to receive video programming from the satellite. In addition, most MDU owners prohibit the placement of individual antennas on their property by MDU residents. Perhaps more importantly, other than in so-called "white areas" of the country (generally rural locations without either cable television service or good reception of over-the-air broadcast programming), DBS operators are presently not permitted to retransmit network or local broadcasting programming. Certain DBS operators have announced "MDU programs" which generally consist of either (i) paying commissions to a local satellite dish dealer who has, at its own expense, overbuilt an MDU or (ii) billing MDU owners for the service on a bulk basis. The Company's Rights of Entry currently prohibit an MDU owner from allowing a DBS system to be installed at the MDU. OpTel does not view DBS as a major threat as, because of the frequencies that they use, they are generally not amenable to MDU installation in properties of over 100 units. However, OpTel would consider offering this service, using its own technology, to supplement its channel lineup if there was overwhelming demand for the product and it was a commercially viable source of programming.

  Telephone Companies. The Telecommunications Act repealed the telecommunications-cable television cross-ownership restriction, which prohibited telecommunications companies from providing video programming directly to subscribers in their telecommunications service areas. Several of the RBOCs have acquired MMDS or other private cable television operators in an effort to begin providing cable television services and several other LECs have indicated their intent to enter the cable television market. Similarly, the Telecommunications Act will in all likelihood result in a significant increase in the number of companies, including CLECs, long distance carriers and wireless telephone operators, offering local telephone service.

  Many of the Company's telecommunications services compete directly with services offered by the ILECs which currently dominate their local telecommunications markets. These companies all have long-standing relationships with their subscribers and have financial, personnel and technical resources substantially greater than the Company. The Company expects to compete in this market by (i) establishing strategic relationships with MDU owners so as to allow the Company to market effectively to MDU residents, (ii) providing value added, enhanced services to MDU residents, (iii) bundling its telecommunications and cable television services, (iv) providing a high level of customer service and responsiveness, and (v) competitively pricing its products.

  Wireless Telecommunications. The Company's telecommunications services will also compete with current and future wireless telecommunications offerings, including those of cellular and PCS providers. Wireless telecommunications can be sold to MDU residents without violating the Company's Rights of Entry since wireless telecommunications do not require the use of the Company's network or the MDUs internal wiring. The Company intends to offer all or certain of these services, on a resale basis, directly to its subscribers and to bundle wireless communications with the Company's other offerings.

  Video Stores. Retail stores rent video cassette recorders ("VCRs") and/or video tapes, and are a major participant in the entertainment video program delivery industry. Videocassette rentals do not compete with cable television operators' news, information, education and public affairs programming. Although management does not believe that video rentals and sales have a material competitive impact on the basic services provided by franchise, private or wireless cable systems, the availability of movies and other programming on videocassette has a competitive impact on the penetration rates for the Company's premium channels and Pay-Per-View programming. The Pay-Per-View window (i.e., the time period after which a theatrical film is released in the Pay-Per-View market) is generally later than the corresponding home video window. Management believes that until this Pay-Per-View window is shortened to coincide with or precede the home video window, any rise in Pay-Per-View penetration rates would be unlikely to come for studio produced feature films. Rather, it would more likely come from sporting events, concerts and cable-exclusive movies not released through theaters.

  Off-Air Local Broadcasts. Off-air local broadcasts (e.g., ABC, NBC, CBS, Fox and PBS affiliates and independent local stations) provide a free programming alternative to the public. This programming generally offers MDU residents less variety and does not include the specialized entertainment and news programming available only on cable television. Customers who choose it over cable television usually do so on the basis of cost. The Company currently retransmits off-air local broadcasts to its private cable television subscribers, but its ability to do so in the future is generally dependent upon receipt of retransmission consents.

REGULATION

  The multichannel television and telecommunication industries are subject to extensive regulation at the federal, state and local levels. The following summary does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the multichannel television and telecommunications industry. Legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies, as well as state and local franchise requirements, have in the past, and may in the future, materially affect the Company and the multichannel television and telecommunications industries. Additionally, many aspects of regulation at the federal, state and local levels currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on the Company can be predicted at this time. The Company believes that it is in compliance in all material respects with all federal, state and local regulations applicable to it. In some instances, the Company has acquired businesses that do not comply with all regulations applicable to them and it undertakes to remediate such matters as soon as practicable and in a manner that does not materially adversely impact it.

  TELECOMMUNICATIONS ACT OF 1996

   On February 8, 1996, the President signed into law the Telecommunications Act of 1996, (the "Telecommunications Act") which amended the Communications Act of 1934 (the "Communications Act"). The Telecommunications Act has altered, and will continue to alter, federal, state and local laws and regulations regarding telecommunications providers and services. The law is intended, in part, to promote substantial competition in the marketplace for local telephone service and in the delivery of video and other services. Although the Company believes that certain provisions of the Telecommunications Act will help the Company compete with ILECs, it is premature to predict the effect of the Telecommunications Act on the multichannel television and telecommunications industries in general or the Company in particular. In large part, the impact of the Telecommunications Act will depend upon the outcome of various FCC rule making proceedings to interpret and implement the Telecommunications Act, including the FCC's First Report and Order regarding the interconnection obligations of telecommunications carriers and litigation concerning the FCC's implementation of the Telecommunications Act.

  REGULATION OF CABLE TELEVISION

  Certain of the Company's networks are, for regulatory purposes, deemed to be "Cable Systems". To constitute a Cable System, a multichannel television system must use hard-wire or fiber optic cable that makes a tangible physical crossing or use of a public right-of-way. As a result, all Cable Systems are required to obtain a local franchise and are subject to state and local regulation as well as federal Cable System regulation. The Company's 18GHz networks and SMATV systems are not considered Cable Systems and thus are not subject to local franchising requirements and are free from most Cable System regulation. The Company's Houston, Texas system, a portion of its Fort Worth, Texas system and certain other small systems are regulated as Cable Systems. However, the Company's Houston, Fort Worth and other small franchise cable television systems are exempt from federal rate regulation and the universal service obligation, even though they are Cable Systems, because they are subject to "effective competition" as discussed in greater detail below.

  Set forth below is a discussion of the principal laws and regulations governing the Company's private and franchise cable television operations.

  Federal Cable System Regulation
  -------------------------------

  The Communications Act, as amended, governs the regulation of Cable Systems. The regulations imposed on Cable Systems include requirements to (i) obtain a local franchise (which may require the franchisee to pay franchise fees to local governments of up to 5% of yearly gross revenues), (ii) delete certain programs from cablecasts, (iii) comply with certain customer service standards, (iv) retransmit certain broadcast television programming, (v) in most circumstances, conform subscriber service and equipment rates to applicable federal regulations, (vi) comply with FCC equal employment opportunity ("EEO") rules and policies, (vii) make available channels for leased-access programmers at rates that are to be calculated on a formula established by the FCC, and (viii) offer customer service to all buildings passed by its network. In addition, rates for basic cable service on Cable Systems not subject to "effective competition" are regulated by local franchising authorities. Rates for upper tier or "cable programming services" on such systems are regulated by the FCC. The Telecommunications Act eliminates cable programming service tier rate regulation effective March 31, 1999, for all Cable System operators. The Company's networks that are Cable Systems are subject to these requirements, which impose regulatory costs and reduce the speed and flexibility with which the Company and its Cable System competitors can respond to competitive challenges from other video distribution technologies. The Company's Cable Systems, however, are exempt from rate regulation because they are, the Company believes, subject to "effective competition."

  Prior to the enactment of the Telecommunications Act, Cable Systems were deemed to be subject to "effective competition" if either: (1) fewer than 30% of the households in the franchise area subscribe to the service of the Cable System; (2) the area is served by at least two unaffiliated multichannel television operators, both of which are able to provide service to at least 50% of the households in the franchise area, and the number of households actually subscribing to all but the largest multichannel television operator exceeds 15%; or (3) the local franchising authority itself offers multichannel television to at least 50% of the households in the franchise area. The Telecommunications Act expanded the definition of "effective competition" to include situations in which a LEC or its affiliate offers multichannel television directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area. It is expected that this change will provide franchise cable television operators with increased pricing flexibility as LECs begin to provide multichannel television services. No assurance can be given that the Company does not, or will not in the future, constitute "effective competition" to any franchise cable television operator with which it competes.

   Copyright Licensing. Cable Systems and private cable television systems are entitled to federal compulsory copyright licensing privileges. In order to obtain a compulsory copyright, such systems must make semi-annual payments to a copyright royalty pool administered by the Library of Congress. A compulsory copyright provides a blanket license to retransmit the programming carried on television broadcast stations. Non-broadcast programming, often referred to as cable channel programming, is not subject to the compulsory copyright license. The Company purchases this copyrighted programming from program suppliers (e.g., ESPN), which in turn obtain rights to the programming directly from the program copyright owner pursuant to a private negotiated agreement. Bills have been introduced in Congress over the past several years that would eliminate or modify the cable compulsory license. The need to negotiate with the copyright owners for each program carried on each broadcast station in the channel lineup could increase the cost of carrying broadcast signals or could impair the Company's ability to obtain programming.

   Must-Carry and Retransmission Consent. The Communications Act grants local television stations the right to elect to either force local Cable Systems to "carry" the television station free of charge (a "must carry" right) or to prohibit Cable Systems and private cable television systems from carrying the local television station (a "retransmission consent" right). Under the must-carry rules, a Cable System, subject to certain restrictions, generally must carry, upon request by the station and depending on the number of usable activated channels on the system, all commercial television stations with adequate signals that are licensed to the same market as the Cable System. Under the retransmission consent rules, Cable Systems and private cable television systems are precluded from carrying commercial broadcast stations that choose not to exercise their must-carry rights, all "distant" commercial broadcast stations (except for "superstations", i.e., commercial satellite-delivered independent stations such as WTBS), commercial radio stations and certain low-powered television stations, without obtaining those stations' explicit written consent for the retransmission of their programming. Retransmission consent agreements do not obviate a copyright license for the programming carried on the broadcaster's signal. However, Cable Systems and private cable television systems may obtain a compulsory copyright license for broadcast programming as described above. To date, the "must carry/retransmission consent" regulations have not had a significant impact on either the operations or profitability of the Company. The Company has had little difficulty obtaining retransmission consent agreements with local broadcasters. Nonetheless, there can be no assurance that broadcasters, in some circumstances, will not withhold retransmission consent, require excessive compensation for that consent or impose onerous conditions thereon. Recent changes in federal law and regulation will likely affect the conduct of the Company's private and franchise cable television business.

   Changes in the Definition of a "Cable System." Formerly, to avoid being classified as a Cable System, private cable television systems were limited to linking with hard wire only commonly owned or managed MDUs without crossing a public right-of-way. The Telecommunications Act amended the definition of Cable System such that systems which make no use of public streets or public rights-of-way no longer are deemed to be Cable Systems, regardless of the type or ownership of properties served by the system. Thus, for example, the Company's private cable television systems now may serve mobile home parks and private communities without a local franchise and free of most federal Cable System regulations.

   Elimination of the Telco-Cable Cross-Ownership Restriction. The Telecommunications Act repealed the LEC cable television cross-ownership restriction, which prohibited LECs from providing multichannel television directly to subscribers in their telephone service areas. This change may increase the level of competition in the multichannel television market. LECs now have several options for entering and competing in the multichannel television marketplace. LECs now may: (i) provide video programming to subscribers through radio communications under Title III of the Communications Act; (ii) provide transmission of video programming on a common carrier basis under Title II of the Communications Act (i.e., provide a common carrier video platform); (iii) provide video programming as a Cable System under Title VI of the Communications Act (franchise cable); or (iv) provide video programming by means of an "open video system." Open video systems are not required to comply with the full panoply of federal Cable System regulation, but they are subject to certain additional programming selection limitations. It is unclear at this time the extent to which any of these market entry options will be used by LECs.

   Rate Relief for Small Cable Operators. The Telecommunications Act deregulated the rates charged for cable programming services in any Cable System operated by a "small cable operator" that serves 50,000 or fewer subscribers. The law defines a "small cable operator" as one which, in the aggregate, serves fewer than one percent of all subscribers in the United States and which is not affiliated with any entity with gross annual revenues in excess of $250 million. This provision may provide increased pricing flexibility for certain of the Company's competitors who qualify as "small cable operators."

   The Uniform Rate Requirement. Prior to enactment of the Telecommunications Act, the Communications Act generally provided that Cable Systems were required to have a rate structure for the provision of cable service that was uniform throughout its geographic area. The Telecommunications Act provides that this requirement is applicable only where "effective competition" is absent. Further the Telecommunications Act exempts from the uniform rate requirement non-predatory bulk discounts offered to MDUs. Consequently, the franchise cable television operators with which the Company competes now have increased pricing flexibility with respect to MDU bulk discounts.

   Program Access. The program access provisions of the Communications Act were intended to eliminate unfair competitive practices and facilitate competition by providing competitive access to certain defined categories of programming. Generally, these restrictions are applicable to Cable System operators, satellite cable programming vendors in which a Cable System operator has an attributable interest and satellite broadcast programming vendors. The programming access provisions prohibit these entities from charging unfair, unreasonable or discriminatory prices for programming. Further, the programming access provisions prohibit most exclusive dealing arrangements pursuant to which Cable Systems obtain the exclusive right to distribute the subject programming within their franchise areas. Such exclusive distribution arrangements have been found to inhibit the ability of new entrants to compete in the multichannel television market. The prohibition on exclusive contracts, however, is scheduled to expire on October 5, 2002 unless the FCC determines, during a proceeding that is to be conducted in 2001, that the prohibition continues to be necessary to promote competition in the multichannel television market. The Telecommunications Act amended the program access provisions by adding that the provisions shall also apply to common carriers and their affiliates. Thus, telecommunications companies entering the market will find it more difficult to limit their competitors' access to programming.

   Subscriber Access. The FCC has initiated a review of the rights of various multichannel television service providers to obtain access to MDUs and other private property. The FCC has indicated that it seeks to ensure a level competitive playing field in the emerging multichannel television market. One possibility raised by the FCC is the establishment of a federal mandatory access requirement or a limit on the duration of exclusive service agreements between MDU owners and video programming providers. In another proceeding, the FCC is contemplating an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties or properties not within the exclusive control of the viewer. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access, restrict exclusive agreements or preempt private restrictions on antennas located on property owned or controlled by others, there can be no assurance that it will not attempt to do so. Either such action would tend to undermine the exclusivity provisions of the Company's Rights of Entry with MDU owners.

  State and Local Cable System Regulation
  ---------------------------------------

   Because Cable Systems use public rights-of-way, they are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials often are involved in the franchisee selection, system design and construction, safety, consumer relations, billing, and community-related programming and services among other matters. Cable Systems generally are operated pursuant to nonexclusive franchises, permits, or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions of the franchise. Franchising authorities are immune from monetary damage awards arising out of regulation of Cable Systems or decisions made on franchise grants, renewals, transfers and amendments.

   Cable franchises typically contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public rights-of-way and types of cable services provided.

   Although federal law contains certain procedural safeguards to protect incumbent Cable Systems from arbitrary denials of franchise renewal, the renewal of a cable franchise cannot be assured unless the franchisee has met certain statutory standards. Moreover, even if a franchise is renewed, a franchising authority may impose new requirements, such as the upgrading of facilities and equipment or higher franchise fees. At least two states, Massachusetts and Connecticut, have adopted legislation subjecting Cable Systems to regulation by a centralized state government agency. There can be no assurance that other states will not similarly adopt state level regulation.

   The Company's Houston cable television franchise and its other limited cable television franchises are subject to state and local franchise laws. Moreover, although 18GHz private cable systems are not subject to local franchise laws, state and local property tax and environmental laws are applicable to the Company's business. For example, the Company has to comply with local zoning laws and applicable covenants, conditions and restrictions when installing its antennae and other microwave equipment.

   In addition, a number of states have enacted mandatory access laws. Although such laws differ in some respects from state to state, state mandatory access laws generally require that, in exchange for just compensation (typically set by statute or regulation to be as low as $1.00), the owners of rental apartments (and, in some instances, the owners of condominiums and manufactured housing parks) must allow the local franchise cable television operator to have access to the property to install its equipment and provide cable service to residents of the MDU. Such state mandatory access laws effectively eliminate the ability of the property owner to enter into an exclusive Rights of Entry agreement with a provider of cable or other video programming services. To the best of the Company's knowledge, states that have enacted cable mandatory access statutes in some form are: Connecticut, Delaware, Illinois, Kansas, Maine, Minnesota,

Nevada, New Jersey, New York, Pennsylvania, Rhode Island and Wisconsin. The District of Columbia and the cities of Scottsdale and Glendale, Arizona, and Lewisville, Texas also have adopted municipal ordinances requiring mandatory access. However, the Company believes that the enforceability of such ordinances is doubtful under existing judicial precedent. Florida currently has a mandatory access statute for condominiums, but the validity of that statute has been called into question because an identical provision of Florida law that applied to rental properties has been held to be unconstitutional. Virginia has an anti-compensation statute that forbids an owner of an MDU from accepting compensation from whomever the owner permits to provide cable or other video programming services to the property. Such a statute severely limits the ability of a cable or other video programming provider to enter into an exclusive Right of Entry agreement with an owner of an MDU because an owner usually is induced to enter an exclusive agreement through financial incentives. These statutes have been and are being challenged on constitutional grounds in various states.

   The Company does not operate in any mandatory access state other than Florida (with respect to condominiums) and Illinois. The Company has recently entered into Rights of Entry in Nevada which is also a mandatory access state. When operating in Illinois, the Company generally enters into bulk sales agreements with MDU owners, whereby the MDU owner agrees to purchase cable television, at a discount, for each unit in the MDU and provides the service to the MDU resident as one of the amenities included in their rent.

  18GHz and Private Cable Regulation
  ----------------------------------

   In February of 1991, the FCC made 18GHz frequencies available for the point-to-point delivery of multichannel television. The FCC exercises jurisdiction over 18GHz microwave and other transport technologies using the radio frequency spectrum pursuant to Title III of the Communications Act, which vests authority in the FCC to regulate radio transmissions and to issue licenses for radio stations. The scope, content, and meaning of existing laws, rules and regulations governing 18GHz technology are subject to legislative, judicial and administrative changes.

   The Company's 18GHz networks must comply with the FCC's licensing procedures and rules governing a licensee's operations. Application to use 18GHz microwave "paths" and frequencies is made to the FCC and is subject to certain technical requirements and eligibility qualifications. After 18GHz paths are licensed to an applicant, the facilities must be constructed and fully operational within 18 months of the grant. The facilities must be built in strict accordance with the terms of the granted application. Most of the Company's licenses are valid for a period of five years from the grant date, however, new licenses are valid for ten years from the date of grant, after which the licensee must apply to the FCC for license renewal. License renewal is not an automatic right, although it is routinely granted if the licensee is in substantial compliance with the FCC rules.

   Licensing procedures include (i) obtaining an engineering report confirming that the proposed path does not interfere with existing paths and (ii) filing FCC Form 402 which includes a statement of eligibility and use, a system diagram and a statement regarding compliance with the frequency coordination requirement. The entire licensing procedure requires approximately 120 days.

   The Company does not "own" the paths and frequencies granted by the FCC. Rather, the Company is merely licensed or permitted to "use" the frequencies. Moreover, the rights granted to the Company to use 18GHz frequencies are not to the complete exclusion of other potential licensees. First, the Company's rights only extend to the 18GHz paths identified in its application as connecting the various points in its video distribution system. Other 18GHz microwave users are permitted to file applications and serve the same buildings as the Company (in so far as the 18GHz licensing is concerned), but they may not interfere with an incumbent user's licensed microwave paths. Second, the Company has no right to the airspace over which the programming is transmitted. Obstructions could be constructed in the line-of-sight of the microwave paths, precluding connection of the satellite earth station with the various reception points to be served. The 18GHz band also is authorized for use by other kinds of users, including non-video, point-to-point microwave, mobile communications and satellite down-link transmissions. Although sharing these frequencies is technically feasible, it is possible that the Company will be unable to obtain licenses for these frequencies on the paths it desires, or that it will be able to use only a portion of the frequencies at certain locations because of pre-existing users.

   Although private cable television operators are not subject to the full range of regulation applicable to Cable Systems, they are subject to the following federal regulations. First, private cable television operators are entitled to the compulsory copyright license described above. Second, private cable television operators benefit from the federal laws and regulations that require certain programming providers to make cable programming available to all multichannel video programming distributors on fair, reasonable and nondiscriminatory terms. Third, as noted above, private cable television operators are required to obtain retransmission consent from local broadcasters in order to retransmit their signals. Finally, private cable television systems are required to comply with the FCC's EEO rules and policies. The FCC's EEO rules and policies require multichannel television operators to establish and disseminate an EEO program that includes the use of recruiting sources that serve minorities and women, and to evaluate its hiring and promotion practices in comparison to the local labor pool. In addition, the FCC requires systems with six or more full time employees to file an annual EEO report detailing the system's EEO performance.

   Because they are subject to minimal federal regulation, 18GHz private cable television operators have significantly more competitive flexibility than do the franchised Cable Systems with which they compete. 18GHz private cable television operators have fewer programming restrictions, greater pricing freedom, and they are not required to serve any customer whom they do not choose to serve. In addition, with the exception of local zoning laws and regulations, state and local authorities generally have no jurisdiction over private cable television operators. The Company believes that these advantages help to make its private cable television systems competitive with larger franchised Cable Systems.

  23GHz Microwave Regulation
  --------------------------

   The Company anticipates that in the future it will use 23GHz microwave frequencies, which are available for both private or common carrier communications, to provide bi-directional telecommunications services. The application and licensing procedures for authorizations to use the 23GHz frequencies are substantially the same as those applicable at 18GHz. Although the Company expects that 23GHz frequencies will be available on its current paths and to meet its future needs, the Company has not commenced frequency coordination and there can be no assurance that the Company will be able to obtain licenses for these frequencies on the paths it desires.

  TELECOMMUNICATIONS REGULATION

   The telecommunications services provided by the Company are subject to regulation by federal, state and local government agencies. As the Company implements its telecommunications strategy, which includes replacing many of its current PBX switches with networked central office switches, the Company will increasingly become regulated as a CLEC. The FCC has jurisdiction over interstate services, and state regulatory commissions exercise jurisdiction over intrastate services. Additionally, local authorities may regulate limited aspects of the Company's business, such as the use of public rights-of-way. The following subsections summarize the local, state and federal regulations that pertain to the Company's current and projected telecommunications services.

  Shared Tenant Services
  ----------------------

   The Company currently offers telecommunications services as an STS operator to subscribers in Houston, Dallas-Ft. Worth, Austin, Denver and Miami-Ft. Lauderdale. The Company offers STS services to residents of MDUs using conventional twisted copper wire pairs to distribute telephone services within an MDU. A PBX switch is installed at the MDU and traffic from the MDU is transported via leased trunk lines to the LEC central office. From the LEC's central office, local calls are routed through the LEC's network and long distance traffic is routed to the Company's chosen long distance carrier (currently AT&T). By providing MDU tenants with interconnection in this manner, the STS provider (rather than the tenant) subscribes to local exchange service from the telecommunications company, then "resells" service to the MDU tenant. The resale of STS is subject to the terms and conditions in the tariffs of the telecommunications company whose services it resells and to regulation by the states in which the Company resells such services. Historically, virtually all such telecommunications company tariffs flatly prohibited resale of local exchange service. However, in recent years several state legislatures and Public Utility Commissions ("PUCs") determined that resale of local exchange service is in the public interest and have directed telecommunications companies within their jurisdictions to allow for resale of local exchange service, opening the way for STS operations. Moreover, the Telecommunications Act requires such resale pursuant to interconnection agreements with the incumbent LEC. In some states, PUCs have issued detailed regulations governing the provision of STS and other resale services. In other jurisdictions where no formal requirements have been adopted, most telecommunications companies have nonetheless modified their tariffs to provide for resale of local exchange services.

   The precise terms and conditions under which such resale services may be provided varies from state to state, and from LEC to LEC, and may include significant restrictions and limitations. These include: (i) a requirement to be certified by the state PUC; (ii) restrictions with respect to the location and ownership of MDUs to which STS service may be provided and the crossing of public rights-of-way by STS operator facilities; (iii) regulations allowing telecommunications companies to apply different local service rate structures (e.g., measured use vs. flat rate) to STS providers and other subscribers, in some cases lessening or even eliminating efficiencies which might otherwise be realized through the use of the LECs' trunking facilities; (iv) regulations providing for LEC access or rights-of-way to directly service individual customers within an MDU; and (v) in certain states, limits or prohibitions on resale of intrastate long distance and local service at a profit.

   Of the six states in which the Company operates, none has adopted regulations governing the provision of STS services. The California PUC has, however, adopted informal STS "guidelines." In addition, Florida requires providers of STS services to be certified to resell local exchange services. The Company has applied for such certification. Other than the California "guidelines" and Florida's certification requirement, the Company may provide STS services in each of these six states, subject only to individual telecommunications company tariff provisions. The tariffs of all major LECs serving these jurisdictions provide for resale of local exchange service pursuant to varying terms and conditions. Provision of STS service in these states in the future will be subject to any regulations that ultimately may be adopted by state authorities, and to changes in telephone company tariffs.

  Competitive Local Exchange Carrier Regulation
  ---------------------------------------------

   Recent and impending changes in federal law and regulation likely will affect the conduct of the Company's telecommunication service business. The FCC historically has left the regulation of the intrastate aspects of local exchange service to the states. It has, however, exercised its jurisdiction over interstate matters and jurisdictionally mixed matters respecting local telephone service. The Telecommunications Act expands the FCC's authority to regulate local exchange service and there can be no assurance that the FCC will not exercise this authority aggressively.

   State regulation of local exchange service traditionally has favored the ILECs (principally the RBOCs and GTE). The state laws have, with the exception of STS, generally prohibited competition in the local exchange. The Telecommunications Act expressly preempts such prohibitions. The Telecommunication Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States may, however, impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. Local authorities may also require reasonable, competitively neutral compensation for use of the public rights-of-way.

   The Company currently offers telecommunications services in Houston as a CLEC, but has not yet converted many of its telephone properties from STS to CLEC services. The Company anticipates that it will, in the future, increasingly compete in other telecommunications markets as a CLEC. For purposes of the Telecommunications Act, CLECs and ILECs are subject to the same basic set of requirements. However, certain additional obligations are imposed on ILECs, but not on CLECs. Although the Company does not believe that the regulatory burdens applicable to CLECs will have a material effect on its business, no assurance can be given at this time regarding the extent or impact of such regulation.

   The Telecommunications Act requires all carriers, both CLECs and ILECs, to interconnect, resell their services, provide number portability, provide dialing parity, afford access to their poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation for the transport and termination of other LECs' telephone traffic. All providers of telecommunications services are also subject to the Act's requirements that they contribute to state and federal universal service funds. ILECs are subject to certain additional requirements, such as a duty to negotiate interconnection agreements in good faith, to unbundle elements of their networks, to provide non-discriminatory interconnection with their networks, to comply with specific resale obligations, to provide notice of changes to their networks and to allow collocation of other carriers' equipment on their premises. The Company is not, however, considered an ILEC in any state, and is instead only subject to the obligations imposed on CLECs.

   The FCC and various state PUCs are in the process of defining the precise contours of the requirements that will govern local exchange service in the future. Although the Telecommunications Act sets forth certain standards, it also authorizes the states to adopt additional regulations provided that such regulations do not conflict with the federal standards. It is unclear at this time how the states will respond to the new federal legislation, and what additional regulations they may adopt. Moreover, the United States Court of Appeals for the Eighth Circuit overturned portions of the FCC's First Report and Order that had set forth pricing methodologies for unbundling, resale and interconnection, and that had also set forth certain technical requirements, such as obligations relating to quality of service and combination of unbundled network elements. The FCC has stated that it intends to seek review of this decision in the Supreme Court, but has not yet done so. It is not possible for the Company to predict the outcome of these or any other proceedings relating to the Telecommunications Act. Nonetheless, at this time it is clear that an increasing number of service providers will be seeking to compete as CLECs in the local exchange markets and that state and federal regulations will, to some extent, allow for such market entry. Although jurisdictional lines of authority and basic implementation issues are being determined by the FCC and the federal courts in accordance with the statutory provisions outlined above, several states already have begun the process of opening the local exchange market to competition.

   Most states require companies seeking to compete in intrastate telecommunications services to be certified to provide such services. These certifications generally require a showing that the carrier has the financial, managerial and technical resources to offer the proposed services consistent with the public interest. State regulation of telecommunications services may impose upon the Company additional regulatory burdens, including quality of service obligations and universal service contributions.

  Long Distance Resale Regulation
  -------------------------------

   Non-dominant interexchange carriers, such as the Company, are subject to limited federal regulation. Nonetheless, carriers are required by statute to offer their services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory, and to file tariffs for their international and interexchange services. The Telecommunications Act grants the FCC explicit authority to forbear from regulating any telecommunications service provider if the agency determines that it would be in the public interest to do so. Pursuant to this authority, the FCC previously determined that it would forbear from requiring that non-dominant interexchange carriers file tariffs for their domestic services. The U.S. Court of Appeals for the District of Columbia Circuit, however, has stayed that decision pending court review.

   As a non-dominant carrier, the Company is permitted to make tariff filings on a single day's notice and without cost support to justify specific rates. The FCC generally does not exercise direct oversight over cost justification and the level of charges for service of non-dominant carriers, although it has the statutory power to do so. The FCC has jurisdiction to act upon complaints brought by third parties, or on the FCC's own motion, against a carrier for failure to comply with its statutory obligations.

  Foreign Ownership Restrictions
  ------------------------------

   Section 310(b) of the Communications Act prohibits foreign controlled companies from holding common carrier radio licenses. To allow the Company to provide common carrier telecommunications services using its networks, in the event that the Company decides it desires to provide such services, the Company has assigned substantially all of its frequency licenses (the "Assigned Licenses") to Transmission Holdings, Inc ("THI"), an entity controlled by United States citizens. To establish the terms of the Company's continued and unencumbered use of the Assigned Licenses, the Company has entered into a license and services agreement pursuant to which THI has agreed to provide to the Company all the transmission capacity it requires or may in the future require and the Company has granted THI a non-exclusive license to use all of the Company's facilities and related equipment, such as microwave transmitting and receiving equipment, required to provide transmission capacity. The Company has also obtained an option to acquire the assets or equity of THI, subject to FCC approval.

ITEM 2:  PROPERTIES

  The Company's national call center and its executive, administrative and sales offices are located in Dallas, Texas. The premises lease has a ten year term expiring November 30, 2005, and, as of August 31, 1997, requires monthly rental payments of approximately $50,000. The Company, by exercising an option, can lease additional space at its current location at comparable rates. The Company leases additional space in the cities in which it operates for its regional offices and warehouse operations.

  In October 1997, the Company purchased a building proximate to its executive offices in Dallas, Texas. The Company intends to relocate certain administrative functions and to install a central office switch at the building.

  The Company owns substantially all of the cable television and telecommunications equipment essential to its operations. The Company's major fixed assets are cable television headends, microwave transmitters and receivers, SMATV receivers, PBX switches and coaxial fiber optic cable. Such properties do not lend themselves to description by character and location of principal units. Substantially all of this equipment (other than fiber optic cable laid under public rights of way) resides on or under the MDUs served by the Company or in leased facilities in various locations throughout the metropolitan areas served by the Company.

ITEM 3:  LEGAL PROCEEDINGS

  Except as set forth below, the Company is not a party to any pending material legal proceedings except for those arising in the ordinary course of business. The Company does not believe that these will have a material adverse impact on the Company's financial condition or results of operations. The Company is engaged in an administrative proceeding before the United States Patent and Trademark Office ("PTO") relative to registration of the "OpTel" trademark. The PTO found the Company's application to be allowable; however, a proceeding in the PTO was commenced by Octel Communications Corp. ("Octel Communications") on November 7, 1995 seeking to prevent the Company from registering the "OpTel" trademark on the grounds that the Company's trademark is confusingly similar to the mark used by Octel Communications in a related field and claiming that the Company's application has procedural deficiencies. The PTO proceeding is related solely to the Company's right to register the mark and does not have a direct bearing on the Company's continued use of the OpTel trademark. The PTO proceeding is in its relatively early stages and the Company is vigorously pursuing its right to register the OpTel trademark. However, there can be no assurance as to the outcome of the PTO proceeding. In addition, there can be no assurance that Octel Communications or another third party will not commence an infringement action against the Company under applicable federal or state law. Although the Company does not believe that its use of the name "OpTel" infringes on the trademark rights of any other person, there can be no assurance as to the outcome of any future infringement action or that any such outcome would not materially adversely affect the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4A:  EXECUTIVE OFFICERS OF REGISTRANT

  The following table sets forth certain information regarding the directors and executive officers of the Company at August 31, 1997:

  BOARD OF DIRECTORS

                       POSITION                                              Age
                       --------                                              ---
Claude Chagnon         Chairman of the Board and Director                     42

Louis Brunel           Director; President and CEO                            56

Christian Chagnon      Director                                               41

Pierre Fortier         Director                                               42

Alain Michel           Vice Chairman of the Board and Director                48

  EXECUTIVE OFFICERS

                       POSITION                         Age  Previous Experience
                       --------                         ---  -------------------
Louis Brunel           President, CEO and Director      56   GVL, VHP

Bertrand Blanchette    CFO                              40   GVL, VHP

John Czapko            VP, Sales                        56   Metrocel Cellular
                                                             Telephone

Stephen Dube           VP, Marketing and Corporate      41   GVL; Laurentian
                       Development                           Financial Inc.


Michael E. Katzenstein VP, Legal Affairs and General    38   Kronish, Lieb,
                       Counsel                               Weiner and Hellman
                                                             LLP

William Shepherd       VP, New Business and Product     44   Great Lakes
                       Development                           Telecommunications

Thomas Watson          VP, Engineering & Information    41   GTE Telephone
                       Services

Lynn Zera              VP, Human Resources              50   Keystone Consulting

  Claude Chagnon has served as a Director since August 1996. Since October 1996, he has been the President and Chief Operating Officer of GVL. From January 1994 to October 1996, Mr. Chagnon was Vice Chairman of GVL. Prior to 1994, Mr. Chagnon has held various positions at GVL and its subsidiaries including, from May 1988 to January 1994, President of Videotron Ltee, a Canadian cable television company and wholly-owned subsidiary of GVL. Mr. Chagnon also serves as a Director of GVL, Tele-Metropole Inc., a Canadian broadcaster and subsidiary of GVL, and Provigo Inc., a Canadian food retailer.

  Louis Brunel has served as a Director since March 1995 and as President and Chief Executive Officer since April 1996. Since 1988, Mr. Brunel has held various positions at GVL and its subsidiaries, including, immediately prior to joining OpTel, Vice-Chairman and Chief Executive Officer of Videotron Holdings Plc ("VHP"), a recently divested UK based cable and telephone subsidiary of GVL. While at VHP, Mr. Brunel was the chief architect of VHP's cable television/telecommunications business. From 1988 to 1990, he served as Vice President-Corporate Development of GVL. In addition, he served as President of Videotron International Ltee ("VIL"), from September 1994 through December 1996.

  Christian Chagnon has served as a Director since March 1997 and has been Senior Vice President, Strategic Planning and Technology of GVL since September 1993. Prior to August 1994, Mr. Chagnon was also President of Videotron Services Informatiques Lte. Mr. Chagnon also serves as a Director of GVL.

  Pierre Fortier has served as a director of OpTel since November 1997. Mr. Fortier was appointed a director of OpTel, as CDPQ's nominee, pursuant to a Stockholders Agreement dated as of August 15, 1997, between VPC, the Company and CDPQ. Since August 1997, Mr. Fortier has served as a vice president of CDPQ. From 1990 to August 1997, Mr. Fortier served as a Vice President of Capital d'American, a subsidiary of Caisse, and from 1990 until November 1995 as a Vice President of Special Projects at Caisse.

  Alain Michel has served as a director of OpTel since April 1997. Since July 1992, Mr. Michel has held various management positions at GVL, most recently, since July 1994, he has been GVL's Senior Vice President and Chief Financial Officer. Mr. Michel is also a director of Groupe Goyette Inc., a Canadian public company which provides transportation and storage services.

  Bertrand Blanchette was appointed Chief Financial Officer in September 1996. From September 1995 to December 1996, Mr. Blanchette served as Chief Financial Officer of VHP. From June 1994 to December 1995, he was Vice President Control of GVL. From October 1986 to June 1994, Mr. Blanchette was Vice President Finance of Heroux, Inc., a public manufacturer of airplane parts.

  John Czapko was appointed Vice President Sales in March 1997. From September 1993 to February 1997, Mr. Czapko was Director of Indirect Distribution of Metrocel Cellular Telephone Company ("Metrocel"). From June 1991 to September 1993, he was Director of Direct Distribution of Metrocel. Prior to that, Mr. Czapko was Director of Spectrum Management of Primeco Personal Communications where he helped develop and launch their new wireless PCS networks.

  Stephen Dube served as Vice President Acquisitions and Strategic Planning for OpTel from July 1995 to May 1997 and since that date as Vice President Marketing and Corporate Development for OpTel. From July 1995 to March 1997, Mr. Dube served as a Director of OpTel. From January 1992 to April 1995, Mr. Dube was Senior Vice President of Laurentian Financial Inc., a financial services company. From June 1986 to January 1992, he was Vice President of Alexis Nihon Group, a real estate and venture capital company.

  Michael E. Katzenstein was appointed Vice President Legal Affairs, General Counsel and Secretary in November 1995. Prior to joining OpTel, Mr. Katzenstein was a partner (and, prior to January 1993, an associate) at Kronish, Lieb, Weiner and Hellman LLP. Mr. Katzenstein received his J.D. from Boston University School of Law in 1985.

  William Shepherd has been Vice President New Business and Product Development since June 1996. From September 1994 to December 1995 Mr. Shepherd was Vice President, Sales and marketing of Great Lakes Telecommunications Corporation ("Great Lakes") and from December 1995 until February 1996 was Chief Operating Officer of that Company. From January 1992 to September 1994 Mr. Shepherd was President of Continental Communications Corporation, a provider of communications consulting and international transmission resale.

  Thomas Watson was appointed Vice President Information Services in September 1996. In August 1997 he also assumed the role of Vice President of Engineering. From January 1992 to September 1996, Mr. Watson held various positions at GTE Telephone Operations, an ILEC, including, Group Product Manager, Group Manager Engineering and Senior Program Manager. From June 1990 to January 1992, he was Group Engineer Manager for GTE Government Systems Corporation, a software developer.

  Lynn Zera was appointed Vice President Human Resources in November 1995. From July 1994 to October 1995 Ms. Zera was Executive Director of Keystone Consulting. From July 1993 to July 1994, she was Executive Director of Human Resources of Intellicall, Inc., a telecommunications company. From March 1978 to January 1993, she held various management and marketing positions with Oryx Energy, a company involved with the production and exploration of oil and gas.

PART  II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


  OpTel's common equity is privately held, 74.6% by VPC Corporation, an indirect, wholly owned subsidiary of GVL, 16.7% by CDPQ and 8.7% by various purchasers of the Company's Senior Discount Notes due 2005, or their transferees.

  The Company's capital stock is not registered or listed on any exchange and there is no established market for these securities. The Company has not declared any dividend on its capital stock and does not intend to do so in the foreseeable future. The terms of the Indenture governing the Senior Discount Notes prohibit the payment or declaration of dividends in cash. It is expected that any future working capital financing will also contain similar restrictions.

ITEM 6:  SELECTED FINANCIAL DATA


  The selected consolidated financial data presented below as of and for the periods ended December 31, 1993 and 1994 and August 31, 1995, 1996 and 1997 have been derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors. In 1995, the Company changed its fiscal year end to August 31 to match that of its majority stockholder. As a result of the change in fiscal year and the Company's history of growth through acquisitions the Company's historical financial results are not directly comparable from period to period, nor are they indicative of future results of operations in many respects. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this Report on Form 10-K.

  Consolidated Statements of Operations Data:


                                Period From
                               April 20, 1993                        Period From
                                  (Date of                           January 1,
                               Inception) To       Year Ended      1995 To August     Year Ended       Year Ended
                                December 31,    December 31, 1994     31, 1995        August 31,       August 31,
                                    1993                                                 1996             1997
($ thousands)

Revenues:
 Cable Television                       $  12            $   240         $  8,782         $ 25,893        $ 36,915
 Telecommunications                         -                202              788            1,712           2,921
  Total Revenues                           12                442            9,570           27,605          39,837
Operating Expenses:
 Cost of services                           6                470            4,557           11,868          19,202
 Customer support, general                304              7,733           12,055           19,636          28,925
  and administrative
 Depreciation and                           8                117            2,420            8,676          14,505
  amortization
Total Operating Expenses                  318              8,320           19,032           40,181          62,633
Loss From Operations                     (306)            (7,878)          (9,462)         (12,576)        (22,796)
Other Income (Expense):
 Interest expense on
  stockholder note (1)                      -                  -             (919)          (5,342)        (15,204)

 Other interest expense (1)                (1)               (76)            (349)            (657)        (16,210)
 Interest and other income                  -                 10              100              145           5,675
Loss Before Income Taxes                 (307)            (7,944)         (10,630)         (18,430)        (48,535)
Income Tax Benefit  (2)                     -                  -              469                -               -
Net Loss                                 (307)            (7,944)         (10,161)         (18,430)        (48,535)
Loss per share (3)                                                          (6.89)           (8.30)         (19.98)
Cash dividend declared                      -                  -                -                -               -
FINANCIAL DATA:
Net cash flows used in
 operating activities                    (183)            (3,332)          (3,494)            (452)        (15,935)
Net cash flows used in
 investing activities                    (517)           (10,576)         (72,144)         (72,037)       (143,126)
Net cash flows provided by
 financing activities                     741             18,886           72,655           72,131         244,688
EBITDA (4)                               (298)            (7,761)          (7,042)          (3,899)         (8,291)

Capital Expenditures (5)                  517              9,278           22,170           62,121          71,506

(1) Interest expense is reported net of interest capitalized in property, plant and equipment.

(2) The Company had no taxable income for the periods reported. The Company reported an income tax benefit in the eight months ended August 31, 1995 due to the reduction of a deferred tax liability established as the result of an acquisition.

(3) Loss per share is not presented for the periods the Company was organized as a partnership.

(4) EBITDA represents earnings before interest expense, income tax benefits, depreciation and amortization. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the cable television and telecommunications industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

(5) Capital expenditures include expenditures on property, plant and equipment together with intangible assets excluding acquisitions.

  Operating and Other Data:
  -------------------------

                                                                 AUGUST 31,
                                        -------------------------------------------------------------
                                               1995                 1996                 1997
                                        -------------------  -------------------  -------------------
Cable
Units under contract (1)                           173,324              241,496              295,149
Units passed (2)                                   170,336              225,433              254,032
Subscribers                                         75,944              114,163              132,556
Penetration (3)                                       44.6%                50.6%                52.2%
Pay to Basic ratio (4)
Avg. Monthly Revenue/Subscriber (5)               $   22.8             $   22.7             $   24.9

Telephone
Units under contract (1)                            10,322               20,945               39,831
Units Passed (2)                                     9,116               12,364               16,572
Subscribers                                          2,207                4,080                6,825
Lines (6)
Penetration (7)                                       24.2%                33.0%                41.2%
Avg. Monthly Revenue/Subscriber (5)                     --             $   45.4             $   44.7

1. Units under contract represent the number of units currently passed and additional units with respect to which the Company has entered into Rights of Entry for the provision of cable television and telecommunications services, respectively, but which the Company has not yet passed and which the Company expects to pass within the next five years. At this time substantially all units under contract for telecommunications are also under contract for cable television.

2. Units passed represents the number of units with respect to which the Company has connected its cable television and telecommunications systems, respectively. The difference between units under contract and units passed represents units for which Rights of Entry have been entered into, but which are not yet connected and activated for cable television and telecommunications services, respectively.

3. Basic penetration is calculated by dividing the total number of basic subscribers at such date by the total number of units passed.

4. Pay-to-basic ratio is calculated by dividing the total number of premium units subscribed for by the total number of basic subscribers.

5. Represents revenues per average monthly subscriber for the fiscal periods ended as of the date shown. Information with respect to the telecommunications business for the period ended August 31, 1995 is not available.

6. Lines represent the number of telephone lines currently being provided to telecommunications subscribers. A telecommunications subscriber can subscribe for more than one line.

7. Penetration is calculated by dividing the total number of telecommunications subscribers at such date by the total number of units passed.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Set forth below is a discussion of the financial condition and results of operations of the Company for the eight month period ended August 31, 1995 and for the fiscal years ended August 31, 1996 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

  Overview

  The Company was founded in April 1993 to build, acquire and operate private cable television systems. Since inception, the Company has experienced substantial growth. This growth has been achieved through acquisitions of other operators, many of which were SMATV systems, and the negotiation by the Company of new Rights of Entry. Since inception, the number of units under contract for cable television increased to 295,149 at August 31, 1997. In general, the conduct of the acquired operations prior to acquisition was materially different than following acquisition. Among the changes made in many of the businesses after acquisition were (i) the commencement of conversion of SMATV systems to 18GHz or fiber optic networks; (ii) providing customer service from a more advanced national call center in Dallas; (iii) increasing the number of programming channels; (iv) improving technical and field service and system reliability; and (v) in some cases, offering telephone services. Substantially all of the SMATV systems acquired by the Company are being converted to 18GHz or fiber optic networks, a process which is expected to be substantially complete by the end of fiscal 1999. Currently the Company's networks provide cable television services to over 150,000 units representing approximately 60% of the units passed for cable television. In addition, the Company is rolling out telecommunications offerings in its markets and expects to offer telecommunications services in substantially all of its markets by the end of calendar 1999. In 1995, the Company changed its fiscal year end to August 31 to match that of its majority stockholder. As a result, the Company's historical financial results are not directly comparable from period to period, nor are they indicative of future results of operations in many respects. All of the Company's acquisitions have been accounted for by the purchase method of accounting.

  The Company earns substantially all of its cable television revenues from monthly customer fees for basic, premium and ancillary services. Substantially all of its telecommunications revenues are earned from monthly fees for line rental and toll usage.

  Through August 31, 1997, the Company had invested approximately $258 million primarily in its cable television and telecommunications systems. The Company's revenues have grown from $0.4 million for the year ended December 31, 1994 to $39.8 million for fiscal 1997. Results of operations for fiscal 1997 include negative EBITDA of $(8.3) million as compared with $(3.9) fiscal 1996. EBITDA represents earnings before interest expense, income tax benefits, depreciation and amortization.

  EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the cable television and telecommunications industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

  While pursuing its investment and development strategy, the Company incurred and continues to incur substantial up-front operating expenses for sales (including obtaining Rights of Entry), customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $22.8 million, $12.6 million, and $9.5 million for fiscal 1997, fiscal 1996, and the eight months ended August 31, 1995 respectively, as its cable television and telecommunications customer base has grown. The Company reported negative EBITDA of $(8.3) million, $(3.9) million, and $(7.0) million for fiscal 1997, fiscal 1996 and the eight months ended August 31, respectively. The Company expects that the significant expenses to be incurred as it implements its telecommunications roll out strategy will adversely effect EBITDA for a significant period of time. Once the buildout of the telecommunications networks and conversion of SMATV systems is completed, the Company expects that the incremental costs associated with the addition of new customers in its existing markets will be principally limited to marketing and, to a lesser extent, to customer service, and, therefore, that its EBITDA will improve significantly. Although the Company believes that its investment in networks will result in operating efficiencies, the Company has accumulated insufficient post-network conversion operating data to meaningfully compare pre-and post-conversion costs. There can be no assurance that the Company will generate positive EBITDA in the future.

  The principal operating factors affecting the Company's future results of operations are expected to include (i) changes in the number of MDUs under Rights of Entry, (ii) penetration rates for its services, (iii) the terms of its arrangements with MDU owners, including revenue sharing, (iv) the prices that it charges its subscribers, (v) normal operating expenses, which in the cable television business comprise principally programming expenses and in the telecommunications business comprise principally fees paid to long distance carriers, the cost of trunking services and other LEC charges, as well as, in each case, billing and collection costs, technical service and maintenance expenses and customer support services, and (vi) capital expenditures as the Company implements its telecommunication roll out strategy and completes its conversion of SMATV systems. The Company's results of operations may also be impacted by future acquisitions. The Company has typically acquired businesses that are private companies owned by entrepreneurs and without the same regulatory compliance practices and internal accounting controls and procedures of the Company. Accordingly, the Company frequently is required to take remedial actions, which may include the expenditure of funds and may take extensive time to implement. In general, the Company factors the costs associated with these matters into the terms of its acquisitions, including, where practicable through indemnification rights. However, there can be no assurance that the Company's results of operations or liquidity would not be affected by these or other matters arising from past or future acquisitions.

  The Company anticipates that it will continue to have higher churn than is typical of a franchise cable television operator due to the frequent turnover of MDU tenants. This churn generally does not result in a reduction in overall penetration rates since the outgoing subscriber is often quickly replaced by a new tenant in his or her unit. This may result in average installation revenue per subscriber that is higher than for a franchise cable television operator. Although this may also require higher installation expenses per subscriber, because of the layout of MDUs and the Company's ability to obtain "permission to enter" from the MDU owner, installations can often be completed when the subscriber is not home, limiting the expense of installation. Accordingly, the Company does not believe that churn is as significant an operating statistic as would be the case for franchise cable television operators.

FISCAL YEAR ENDED AUGUST 31, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996


  TOTAL REVENUES. Total revenues for the fiscal year ended August 31, 1997 ("fiscal 1997") increased by $12.2 million or 44% to $39.8 million compared to revenues of $27.6 million for the fiscal year ended August 31, 1996 ("fiscal 1996").

  CABLE TELEVISION. Compared to fiscal 1996 cable television revenues increased by $11.0 million, or 42%, to $36.9 million from $25.9 million, reflecting both a 16% increase in the number of customers and a 10% increase in the average monthly revenue per customer which rose from $22.7 in fiscal 1996 to $24.9 in fiscal 1997. The increase in revenue per customer resulted from a combination of rate increases following property upgrades and increased premium revenues as the Company's pay to basic ratio improved from 53% to 64% over the course of the year. The Company continued to grow basic penetration which increased by 1.6 percentage points over the year.

  TELECOMMUNICATIONS.   The Company's strategy is to roll out a residential CLEC
service in each of the major markets in which it operates. Until recently the Company served certain properties as an STS provider, reselling telephone service using PBXs situated at the MDU properties. The Company has not historically promoted such STS service because it was not in line with its strategy to offer a central office facility to its customers. Despite not promoting telecommunications services during the year, telecommunications contributed $2.9 million of revenue compared to $1.7 million in the preceding year, mainly as a result of an increase in customers (from improved penetration which rose from 33% to 41% over the year) and a 34% increase in the number of units where telephone service is offered from 12,364 to 16,572. Average monthly revenues per customer declined over the period from $45.4 in fiscal 1996 to $44.7 in fiscal 1997. The decline is largely due to aggressive pricing in the last quarter of the fiscal year in order to coincide with the launch of its Houston switch. This aggressive pricing includes certain limited discounted local calling plans which are intended to be offered for a short time period only. Accordingly, the Company does not consider the current level of revenue per customer to be indicative of the level of revenue per customer it expects to earn following the introduction of its own switches which are rich in enhanced features and permit much more sophisticated call billing.

  COST OF SERVICES. Overall, gross margins decreased over the year from 57.0% to 51.8%, largely due to costs associated with the increase in the number of customers served by PBX telephone service, to the increase in premium cable penetration which has lower associated margins and an increase in the proportion of the Company's portfolio under revenue sharing arrangements with property owners. The PBX costs represent the costs of interconnecting individual properties with the switch of the incumbent ILEC and will be removed once the Company is able to utilize its own networks in order to pass telephone traffic to its central office switches. Consequently the Company expects gross profit margins to improve once its central office switches are employed to serve telephone customers.

  EXPENSES. Expenses (customer support, selling, general and administrative expenses) were $28.9 million for the year compared to $17.3 million in fiscal 1996. The increase in expenses was in line with the Company's budget and was largely due to an increase in personnel associated with the expansion of the Company's operations and recruitment for the roll out of the Company's telecommunications services in advance of the expected revenues. In addition the Company incurred a one time reorganization charge of $1.4 million associated with the restructuring of certain senior management positions during the year which was included in customer support, selling, general and administration expense in fiscal 1997.

  EBITDA. The Company's negative EBITDA increased from $(3.9) million to $(8.3) million over the year, largely due to the reduced gross margins and the expansion of the Company's operations in anticipation of the roll out of telecommunications services. The increase in negative EBITDA was largely within expectations given that the Company increased its personnel in the middle of fiscal 1997 in anticipation of two significant events that eventually occurred after the end of the fiscal year due to matters beyond the control of the Company's management - the launch of the Houston central office switch and the consummation of the Phonoscope transaction in Houston.

  FINANCING. Interest expense (net of interest income and amounts capitalized) was $(25.7) million for fiscal 1997, an increase of $19.9 million over net interest expense of $(5.8) million in fiscal 1996, reflecting the increase in the Company's debt incurred principally to fund the build out of its network. Notes payable and long-term obligations and convertible notes to shareholders amounted to $351.2 million at August 31, 1997 compared to $91.9 million at August 31, 1996.

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED WITH EIGHT MONTHS ENDED AUGUST 31,
1995


  TOTAL REVENUES. Revenues were $27.6 million for fiscal 1996, an increase of 188% over revenues of $9.6 million for the eight months ended August 31, 1995. Of the revenues generated in fiscal 1996, 93.8% and 6.2% represented revenues from cable television and telecommunications, respectively, compared to 91.8% and 8.2%, respectively, for the eight months ended August 31, 1995.

  CABLE TELEVISION. Cable television revenues were $25.9 million for fiscal 1996, an increase of 194%, over cable television revenues of $8.8 million for the eight months ended August 31, 1995. The growth was attributable in part to an increase in the average number of cable television subscribers, which accounted for approximately $15.6 million of the increase. Cable television revenues also grew in part from an increase in the retail price of the Company's cable television services which accounted for approximately $1.5 million of the increase.

  TELECOMMUNICATIONS. Telecommunications revenues were $1.7 million for fiscal 1996, an increase of 113%, over the eight months ended August 31, 1995. This growth was largely due to an increase in the average number of telecommunications subscribers.

  COST OF SERVICES.    Cost of services were $11.9 million for fiscal 1996, an
increase of 159%, from $4.6 million for the eight months ended August 31, 1995. The increases in costs were primarily attributable to the growth in the number of cable television subscribers and telecommunications lines. Gross margins increased from 52.4% for the eight months ended August 31, 1995 to 57.0% for fiscal 1996.

  EXPENSES.    Expenses (customer support, selling, general and administrative expenses) increased to $17.3 million from $8.2 million, or 111%, over the eight months ended August 31, 1995. The increase was largely due to an increase in personnel associated with the expansion of the Company's operations and the rapid growth in the size of the cable television and telecommunications networks and the number of subscribers.

  The Company incurred $2.3 million for fiscal 1996 and $3.8 million for the eight months ended August 31, 1995, related to the costs of assimilating the acquisitions made by the Company and include severance, relocation and recruitment costs.

  EBITDA. Negative EBITDA increased to $(3.9) million for fiscal 1996. The improvement in negative EBITDA represents an increase of $3.1 million over negative EBITDA of $(7.0) million for eight months ended August 31, 1995. Negative EBITDA represented (14.1)% of total revenues for fiscal 1996 compared to (73.6)% of total revenues for the eight months ended August 31, 1995.

EIGHT MONTHS ENDED AUGUST 31, 1995


  TOTAL REVENUES. Revenues were $9.6 million for the eight months ended August 31, 1995, an increase of $9.2 million over revenue of $0.4 million for the year ended December 31, 1994. Of the revenues generated in the eight months ended August 31, 1995, 91.8% and 8.2% represented revenues from cable television and telecommunications, respectively, compared to 54.3% and 45.7% respectively, for the year ended December 31, 1994.

  CABLE TELEVISION. Cable television growth was primarily attributable to an increase in the average number of cable television subscribers.

  TELECOMMUNICATIONS. Telecommunications revenue growth was primarily due to an increase in the average number of telecommunications subscribers.

  COST OF SERVICES. Cost of services were $4.6 million for the eight months ended August 31, 1995, an increase of $4.1 million from $0.5 million for the year ended December 31, 1994. These expenses represent variable costs of the Company, including programming, interconnection costs and revenue sharing with property owners. Their increase was primarily attributable to the growth in the number of cable television subscribers and telecommunications lines. Gross margins increased from negative (6.4)% for the year ended December 31, 1994 to 52.4% for the eight months ended August 31, 1995.

  EXPENSES. Customer support, selling, general and administrative expenses were $8.2 million for the eight months ended August 31, 1995, an increase of 6.5% over the year ended December 31, 1994. The increase was largely due to an increase in personnel associated with the expansion of the Company's operations generated primarily by the acquisition of private cable companies in five markets and the rapid growth in the size of the Company's cable television and telecommunications networks and the number of subscribers.

  The Company incurred reorganization costs of $3.8 million for the eight month period ended August 31, 1995, related to the costs of assimilating the acquisitions made by the Company and include severance, relocation and recruitment costs.

  EBITDA. Negative EBITDA increased to ($7.0) million for the eight months ended August 31, 1995. The improvement in negative EBITDA represents an increase of $.8 million over negative EBITDA of $(7.8) million for the year ended December 31, 1994. Negative EBITDA represented (73.6)% of total revenues for the eight months ended August 31, 1995.

  The Company recorded an income tax benefit of $0.5 million for the eight months ended August 31, 1995 which was the result of the reduction of a deferred tax liability no longer required due to increased tax losses being available. No income tax expense was recorded for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES


  The Company has generated net losses since its inception, resulting in an accumulated deficit of $77.3 million as of August 31, 1997. During the past year, the Company has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in acquisitions and capital expenditures was $72.1million during the period ended August 31, 1995, $72.0 million in fiscal 1996 and $78.2 million in fiscal 1997.

  Since inception, the Company has relied primarily on investments from its principal stockholder in the form of equity and convertible notes to fund its expenditures. The Company received net funding from its principal stockholder of $23.7 million in fiscal 1997, $73.4 million during fiscal 1996, $79.5 million during the eight months ended August 31, 1995 and $15.0 million during the year ended December 31, 1994. None of the Company's stockholders or affiliates are under any contractual obligation to provide additional financing to the Company.

  In February 1997 the Company issued $225 million of 13% Senior Notes due 2005 (the "Senior Notes"). Interest on the Senior Notes is payable bi-annually in February and August of each year. Approximately $79.6 million of the net proceeds under the Senior Notes was placed into escrow to cover interest payments for the first six periods. The Senior Notes are unsecured liabilities of the Company and may be prepaid early subject to early redemption penalties customary for such offerings. In addition, the Indenture governing the Senior Notes contains certain customary covenants which, amongst other things, limit the ability of the Company to raise additional unsecured debt before certain performance related criteria are achieved and prevent the declaration or distribution of cash dividends.

   In connection with the issuance of the Senior Notes VPC agreed (i) to extend the maturity of their Convertible Notes until six months following the maturity or indefeasible payment in full of the Senior Notes and (ii) to subordinate the Convertible Notes in right of payment to the Senior Notes in the event of a liquidation, dissolution, reorganization, receivership or winding-up of the Company and in the event of a Default or Event of Default (each as defined under the indenture) or when the maturity of the Notes has been accelerated.

  On October 13, 1997, the Company received a commitment from a bank to provide a $150 million senior secured credit facility (the "Senior Facility") which will be used to provide capital to fund future development. The Senior Facility will consist of a term loan and a revolving credit commitment both of which will bear interest at interest rates customary for this type of transaction and the credit position of the Company. The Senior Facility will be secured by a first fixed and floating lien on substantially all of the assets of the Company. Availability under the Senior Facility will be subject to the Company meeting certain performance criteria. Management expects that funds will become available under the Senior Facility in December 1997. The funding of the Senior Facility is subject to customary no material adverse changes clauses and terminates December 15, 1997, if not closed. Management expect that the Senior Facility will include customary covenants that will include, amongst others, limitations on additional indebtedness, limitations on certain payments, investments and distributions and limitations on liens and certain asset sales.

  The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. In addition to the Senior Facility the Company expects it will need an additional $235 million in financing over the next five years in order to maximize its potential within its targeted markets in the United States. A considerable proportion of OpTel's capital expenditure requirements is scaleable dependent upon the number of ROE contracts that the Company signs. The capital expenditure requirements will be larger or smaller depending whether OpTel is able to achieve its expected market share amongst the potential MDUs in its markets. The Company plans to raise future financings from additional subordinated debt, a public equity offering and/or private equity infusions. The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to the networks and the telecommunications roll out, each of which may vary significantly from the
Company's plan.   There can be no assurance that the Company will be successful in obtaining any necessary financing on reasonable terms or at all.

  In addition, both GVL and Caisse have the power to prevent the Company from obtaining additional debt or equity financing. GVL is party to an indenture which limits the aggregate amount of indebtedness which can be incurred by GVL and its subsidiaries, including the Company taken as a whole (based upon a ratio of total consolidated indebtedness to consolidated operating cash flow). As a result, GVL's strategies and the operating results of its subsidiaries other than the Company may affect the ability of the Company to incur additional indebtedness. There can be no assurance that GVL will not restrain the Company's growth or limit the indebtedness incurred by the Company so as to ensure GVL's compliance with the terms of its debt instruments.

  The Company benefits from the fact that it does not require a substantial capital investment in its cable television and telecommunications networks in advance of connecting subscribers to its networks since a significant proportion of the costs comprises the internal wiring and the erection of microwave transmitting and receiving equipment specific to the MDU. These expenditures are, to a large extent, "success-based" and will only be incurred when new properties are brought into service or when existing properties serviced by SMATV systems are connected to the networks. When a new Right of Entry is signed it takes approximately four months of construction work to activate signal at the property. Once the property is activated, penetration rates increase rapidly. The balance of the budgeted capital expenditures is for infrastructure assets not related to individual MDUs. These assets include central office switches, cable television headends, computer hardware and software and capitalized construction costs. The Company can to some degree control the timing of the infrastructure capital expenditures by controlling the timing of the telecommunications roll out and the scope of its expansion.

  In order to accelerate the achievement of the Company's strategic goals, the Company has from time to time held, and continues to hold, preliminary discussions relating to possible acquisitions by the Company and possible investments in the Company by strategic investors.

RECENTLY ISSUED ACCOUNTING PRINCIPLES


  Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 121 effective September 1, 1996, and the impact of such adoption was not significant to its financial condition and results of operations.

  Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB"), requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company will measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will therefore include pro forma disclosures in the notes to the financial statements for all awards granted after December 31, 1994. The Company was disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods in SFAS No. 123 had been used to account for stock-based compensation cost in future financial statement presentations.

  Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," is effective for earnings per share calculations and disclosures for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data that is presented. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and provides reporting standards for calculating "Basic" and "Diluted" earnings per share. Management does not believe the impact of the adoption of SFAS No. 128 will have a material impact on the Company's earnings per share computations.

  The FASB issued, in February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

  The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

PRIVATE LITIGATION SECURITIES REFORM ACT OF 1995

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include the following: industry conditions and competition, interest rates, business mix, availability of additional financing, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  The information required by Item 8 is set forth on pages F-1 through F-21 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  None.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  Information with respect to the directors and executive officers of the Company is included as Item 4A of Part I of this form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11:  EXECUTIVE COMPENSATION


  The following table sets forth certain information concerning compensation awarded to or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers for the fiscal year ended August 31, 1997, 1996 and the period ended August 31, 1995.

  Summary Compensation Table

                                  Annual Compensation
                                  ----------------------------------------------------
Name and principal position                                           Other Annual     All other
                              Year/Period   Salary        Bonus       Compensation     Compensation(17)
Louis Brunel                    1997      $269,623(1)  $ 39,790(6)    $ 26,272(11)     $    --
President and Chief             1996      $ 35,095(1)  $    --        $    --          $    --
 Executive Officer              1995      $    --      $    --        $    --          $    --


Rory Cole (2)                   1997      $163,654     $ 43,750       $ 11,240(12)     $ 3,629
Vice President and Chief        1996      $175,000     $ 37,505(7)    $ 18,389(13)     $ 4,750
 Operating Officer              1995      $102,980(2)  $ 22,405(6)    $    --          $    --


Michael Katzenstein             1997      $175,000     $ 57,500       $ 65,196(14)     $ 2,820
Vice President Legal            1996      $135,346(3)  $133,706(8)    $ 10,050(15)     $ 3,334
 Affairs and General Counsel    1995      $    --      $    --        $    --          $    --


Bertrand Blanchette             1997      $129,702(4)  $ 34,161(9)    $  4,800(15)     $    --
Vice President and Chief        1996      $    --      $    --        $    --          $    --
 Financial Officer              1995      $    --      $    --        $    --          $    --

Stephen Dube                    1997      $119,139(5)  $ 69,288(10)   $  9,226(16)     $ 2,844
Vice President Marketing        1996      $ 36,542(5)  $    --        $    --          $    --
 and Corporate Development      1995      $    --      $    --        $    --          $    --


William Shepherd                1997      $140,000     $    --        $    --          $   888
Vice President                  1996      $ 35,000     $    --        $    --          $    --
New Product and Business        1995      $    --      $    --        $    --          $    --
 Development

1. During fiscal 1996, Mr. Brunel was paid primarily by GVL. Beginning June 1, 1996, a portion of Mr. Brunel's salary was allocated to the Company. Effective November 1, 1996, Mr. Brunel accepted the position of President and Chief Executive Officer on a full-time basis at an annual salary of $275,000.

2. Mr. Cole commenced employment with the Company in February 1995, at an annual salary of $175,000. Mr. Cole is no longer employed by the Company.

3. Mr. Katzenstein commenced employment with the Company in November 1995, at an annual salary of $170,000.

4. Mr. Bertrand Blanchette commenced employment with the Company as Chief Financial Officer in September 1996. During the period September 1996 through December 1996, Mr. Blanchette continued to act as Chief Financial Officer of Videotron Holdings Plc. ("VHP"), a subsidiary of GVL which was divested in December 1996. During such period, Mr. Blanchette's salary was paid by VHP and a portion of such salary was allocated to the Company. Mr. Blanchette commenced full-time employment with the Company effective January 1, 1997, at an annual salary of $150,000.

5. During fiscal 1996, Mr. Dube was paid primarily by GVL. Beginning June 1, 1996, a portion of Mr. Dube's salary was allocated to the Company. Effective January 1, 1997, Mr. Dube accepted the position of Vice President Acquisitions and Strategic Planning on a full-time basis at an annual salary of $145,000. He assumed the position of Vice President Marketing and Corporate Development in June 1997.

6.  The entire amount represents relocation payments.

7.  $1,005 represents relocation payments.

8. $93,706 represents relocation payments and the remainder represents a signing bonus.

9.  $29,161 represents relocation payments.

10.  $54,288 represents relocation payments.

11. $21,680 represents an automobile allowance and the remainder represents reimbursement of benefits paid by GVL. See 1 above.

12. $9,851 represents an automobile allowance and the remainder represents tax reimbursements resulting from relocation.

13. $10,076 represents an automobile allowance and $8,313 represents tax reimbursements resulting from relocation.

14. $49,823 represents tax reimbursements resulting from relocation, $10,573 represents an automobile allowance, and $4,800 represents reimbursements under COBRA.

15.  The entire amount represents an automobile allowance.

16. $5,980 represents an automobile allowance and the remainder represents reimbursement of benefits paid by GVL. See 5 above.

17.  Represents 401(k) matching funds.

Option Grants in Last Fiscal Year (1)
-------------------------------------------------------------------------------------------------------------------------

                                                                               Potential Realized Value at Assumed Annual
Individual Grants                                                                 Rates of Stock Price Appreciation for
                                                                                               Option Term

-------------------------------------------------------------------------------------------------------------------------
                                        % of
                                        Total
                   Number of            Options
                   Securities           Granted to
                   Underlying Options   Employees
                   Granted              in Fiscal    Exercise  Expiration
Name                                    Year         Price     Date                               5%                   10%


-------------------------------------------------------------------------------------------------------------------------

Louis Brunel                 16,034.79       18.40%    $85.75  November, 2006              $758,067            $1,867,155
Bertrand
 Blanchette                   4,373.12        5.02%    $85.75  November, 2006              $206,745            $  509,224

Michael
 Katzenstein                  9,137.61       10.49%    $74.42  November, 2006              $535,522            $1,167,549

Stephen Dube                  3,381.88        3.88%    $85.75  November, 2006              $159,883            $  393,800
William Shepherd
                              3,265.27        3.75%    $85.75  November, 2006              $154,370            $  380,221

(1) Prior to Fiscal 1997, there were no other options granted.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The following table sets forth certain information as of August 31, 1997 regarding the beneficial ownership of OpTel's Common Stock by the owners of 5% or more of the Common Stock and by all directors and executive officers of the Company as a group. As of August 31, 1997, securities convertible into, or exercisable for, approximately 1,891,404 shares of Common Stock were outstanding, of which 1,801,367 were underlying the Convertible Notes (assuming the conversion of the Convertible Notes on April 30, 1999 at a formula provided in the terms of the Convertible Notes if no initial public offering of Common Stock were to occur by such date).

Name and Address of Beneficial Owner                                 Equity      Voting
                                                 Number of Shares  Percentage  Percentage

Le Groupe Videotron ltee                                1,923,977        74.6       81.75
300 Avenue Viger Avenue East
Montreal, Quebec, H2X3W4 (1)

Capital Communications CDPQ Inc.                          429,521        16.7       18.25
1981, avenue McGill College
Montreal, Quebec, H3A 3C7

Louis Brunel (2)                                            4,009         0.2           0
1111 W Mockingbird Lane,
Dallas, 75247, Texas

Michael E. Katzenstein (2)                                  2,284         0.1           0
1111 W Mockingbird Lane,
Dallas, 75247, Texas

Stephen Dube (2)                                              845         0.0           0
1111 W Mockingbird Lane,
Dallas, 75247, Texas

All directors and officers as a group (12
 persons) (2)                                               7,779         0.3           0



1. Such shares are owned by VPC, an indirect wholly-owned subsidiary of GVL. VPC has agreed to certain restrictions on its abilities to transfer or otherwise dispose of such shares. Andre Chagnon, the founder of GVL, indirectly controls approximately 68% of GVL's outstanding voting rights. Pursuant to the terms of the Stockholders Agreement between VPC, the Company and CDPQ, Caisse will have certain rights with respect to the Company. Pursuant to a shareholders agreement between GVL and Caisse, Caisse will have certain rights with respect to the Company effective upon termination of the Stockholders Agreement between VPC and CDPQ and for so long as GVL controls the Company.

2.  Represents Class A Common Stock issuable upon exercise of options.

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  CONVERTIBLE NOTES


  The Company has financed a large portion of its capital needs by borrowing from its majority stockholder, VPC. The Company borrowed approximately $17.8 million, $73.4 million and $23.7 million from VPC in the form of convertible notes during the eight month period ended August 31, 1995, fiscal 1996 and fiscal 1997, respectively (collectively, the "Convertible Notes"). As of August 31, 1997, the Company had outstanding $129.6 million of Convertible Notes (including accrued interest). The Convertible Notes bear interest at a rate of 15% per annum, payable concurrently with the payment of principal. Interest gets added to principal on an annual basis. In connection with the issuance of the Senior Notes, the maturity of the Convertible Notes was extended to six months after the final maturity of the Senior Notes and the Convertible Notes were subordinated in right of payment to the Senior Notes.

  The principal of and interest on the Convertible Notes may be converted, in whole but not in part, at the election of VPC, into shares of Class B Common, during the period of (i) 180 days commencing on the IPO Date and (ii) if such 180-day period shall not previously have commenced and expired, the period of 90 days commencing on April 30, 1999 (the "Conversion Date"). Subject to customary anti-dilution adjustments, the conversion price of the Convertible Notes will be
(1) the price at which Common Stock is first sold to the public in a public offering, provided that the product of such price and the number of shares of Common Stock outstanding, on a fully-diluted basis (excluding shares sold in the offering and shares issuable upon conversion of outstanding Convertible Notes) equals or exceeds $225.0 million, or (2) if no such sale of Common Stock has taken place on or before the Conversion Date, a price equal to the quotient of $225.0 million divided by the number of shares of Common Stock outstanding on that date, on a fully diluted basis (excluding shares issuable upon conversion of outstanding Convertible Notes).

  The Convertible Notes are not subject to prepayment without the consent of VPC. Subject to the terms of the Indenture for the Senior Notes, the Convertible Notes must be prepaid out of proceeds of any sale of debt or equity securities of OpTel to the extent that VPC, in its sole discretion, shall require.

  In the event of a liquidation, dissolution, reorganization, receivership or winding-up of the Company, the holders of the Notes and the Trustee will be entitled to the prior payment in full of all obligations owing under the Indenture for the Senior Notes and the Notes before any payment whatsoever is made on account of the Convertible Notes. In addition, no payment on account of the Convertible Notes may be made at a time when (x) any Default or Event of Default (each as defined under the Indenture for the Senior Notes) has occurred or is continuing or will occur as a result of such action or (y) the maturity of the Notes has been accelerated. Accordingly, the prepayment of the Convertible Notes and the payment of any interest on account of the Convertible Notes will at all times be subject to the covenants of the Indenture for the Senior Notes.

  RICHEY WARRANT


  In connection with the acquisition by the Company (as the assignee of Vanguard) of certain subsidiaries of International Richey Pacific Cablevision, Ltd. ("Richey"), Vanguard granted to Richey a warrant (the "Richey Warrant") to purchase certain limited partnership interests in Vanguard at an exercise price of $1.25 million, subject to adjustment. The Richey Warrant is exercisable, in whole or in part, at any time prior to December 28, 1997. If the Richey Warrant is not exercised, Richey may, during the 90 day period commencing on December 28, 1997, require the Company to purchase the Richey Warrant for $1.0 million, subject to reduction (the "Put Price"). Vanguard may, at its option, repurchase the Richey Warrant for $4.0 million, subject to adjustment. The Company has agreed to pay Vanguard, in the event that the Richey Warrant is exercised, or Richey, in the event that Vanguard opts to repurchase the Richey Warrant, the Put Price.

  VANGUARD-RELATED TRANSACTIONS


  In August 1996, in connection with a negotiated settlement of certain disputes between the Company's principal stockholders, the Company granted Vanguard a non-transferable option (the "Vanguard Option") to purchase 48,937 shares of Class B Common at an exercise price of $53.55 per share, subject to adjustment. In August 1997, Vanguard sold the option to Capital Communications CDPQ who exercised the option at the same time as acquiring the minority interest in the Company previously held by Vanguard.

  In September 1996, the Company entered into a consulting agreement with James
A. Kofalt, a former director of the Company and a limited partner of Vanguard, pursuant to which the Company agreed to compensate Mr. Kofalt with a one time payment of $70,000 and a per diem consulting fee of $3,500 (if such consulting services are requested by the Company). In connection therewith, the Company also granted Mr. Kofalt a warrant (the "Kofalt Warrant") to purchase up to 24,992 shares of Class A Common at an exercise price of $53.55 per share, subject to adjustment. The Kofalt Warrant is presently exercisable and expires on August 31, 1999. In the event that the Kofalt Warrant is exercised prior to the IPO Date, the shares of Class A Common held by Mr. Kofalt will become subject to transfer restrictions, rights of first refusal and drag along.

  STOCKHOLDERS' AGREEMENT


  On August 15, 1997, in connection with the sale by Vanguard of its minority stock position in the Company to CDPQ, the Company, VPC and CDPQ entered into a Stockholders' Agreement (the "Stockholders' Agreement"), and the Company and CDPQ entered into a related Registration Rights Agreement (the "Registration Rights Agreement"), under which CDPQ has certain rights and obligations relating to the Company and VPC. CDPQ is a subsidiary of Caisse, which is a significant minority stockholder of GVL and a party to the GVL Stockholders Agreement described below.

  Designation of Directors. Under the Stockholders' Agreement, VPC and the Company are required while CDPQ holds at least 5% of the Company's voting stock to take action so that CDPQ will designate a number of Directors of the Company and each of its subsidiaries, and each committee of the Board of Directors of the Company and each of its subsidiaries, which is proportionate (in relation to the total number of Directors or committee members) to CDPQ's percentage ownership of the Company's voting stock, but in no event less than one Director and one committee member. This agreement supersedes the rights to designate a Director of the Company previously held by Caisse pursuant to the GVL Stockholders' Agreement, which are subject to reinstatement in the event CDPQ ceases to be a stockholder of the Company. The following is a summary of certain provisions of the Stockholders' Agreement and the Registration Rights Agreement.

  Approval of Certain Actions by CDPQ. Pursuant to the Stockholders' Agreement, until the consummation of a public offering of the Company's voting Common Stock, CDPQ has the right to approve (i) any amendment to the certificate of incorporation or bylaws of the Company or any subsidiary; (ii) any change in the capital stock of the Company or any subsidiary; (iii) the acquisition or disposition by the Company or any subsidiary of assets or securities in excess of $10 million in any single transaction or $40 million in the aggregate in any fiscal year; (iv) the incurrence by the Company or certain subsidiaries of indebtedness not permitted under the Indenture for the Company's Senior Notes, including, after indebtedness under the Indenture has been satisfied, the maintenance of other indebtedness that would violate certain financial covenants contained in the Indenture.

  Rights in Connection with Other Financings. Pursuant to the Stockholders' Agreement, until the consummation of a public offering of the Company's voting Common Stock (or earlier in certain events), VPC is obligated to cause the Company to afford CDPQ rights equivalent to those afforded other purchasers of the Company's capital stock to the extent they are more advantageous than the rights held by CDPQ. Subject to certain exceptions and to termination at VPC's request in connection with certain events, the Company is obligated to afford CDPQ preemptive rights to purchase equity securities which the Company proposes to sell, in ratio to CDPQ's ownership of the total outstanding equity securities of the Company prior to the sale.

  Tag Along, First Offer and Put Rights. Pursuant to the Stockholders' Agreement, CDPQ has certain tag along rights in connection with sales by VPC of outstanding shares of the Company's voting stock. Further, each of VPC and CDPQ is obligated to afford the other a right of first purchase of any equity securities of the Company which either of them proposes to sell prior to consummation of a public offering of the Company's voting Common Stock. If a public offering of the Company's voting Common Stock has not been consummated prior to August 15, 2002, CDPQ has the right to sell to VPC all of the Company's shares then owned by CDPQ, at a price equal to the fair market value of the shares to be sold.

  Registration Rights. Pursuant to the Registration Rights Agreement, after the consummation of a public offering of the Company's voting Common Stock, CDPQ has the right, on two occasions, subject to certain conditions, to require the Company, at its expense, to register under the Securities Act of 1993, as amended, shares of Common Stock held by CDPQ to permit the public offering of such shares. In addition, CDPQ has unlimited piggyback rights to include Common Stock held by it in registration statements filed by the Company for the sale of its equity securities for cash, subject to certain conditions, including customary allocation and holdback provisions.

  GVL SHAREHOLDERS' AGREEMENT


  Caisse, CDPQ, Sojecci Ltee and Sojecci (1995) Ltee, the principal shareholders of GVL, and Andre Chagnon (the founder of GVL) are parties to the GVL Shareholders' Agreement, which provides, among other things, that for so long as GVL controls the Issuer, Caisse will be allowed to select one of GVL's nominees to the Board of Directors of the Issuer and to have one representative on the Audit Committee of the Issuer, subject to any prior commitments made by GVL to other stockholders of the Issuer and certain other conditions. In addition, the principal shareholders of GVL have agreed they shall not allow the Company to take certain actions without the consent of Caisse, including the incurrence of additional indebtedness or any acquisition or merger, each outside the normal course of business, or the issuance of additional capital stock of the Issuer.

  MANAGEMENT FEES


  In connection with a negotiated settlement of certain disputes between the Company's principal stockholders, in August 1996, VPC and Vanguard agreed to provide, at the specific request of the Board, such reasonable consultant, advisory and management services as the Company may reasonably require. The Company is unable to determine if the aggregate fees paid to VPC and Vanguard in connection with such services are greater than or less than the fees the Company would be required to pay if it obtained such services from an unaffiliated third party. The Company accrued a liability of $29,167 payable to each of VPC and Vanguard for general consulting services, during fiscal 1996. Vanguard was paid such amounts during fiscal 1997. In fiscal 1997, the Company accrued and paid Vanguard $350,000 per annum (plus travel expenses) for such services and accrued $350,000 to VPC for similar services. All such amounts have not yet been paid to VPC. These arrangements were terminated as of August 15, 1997, the date of the sale of the minority interest in the Company to CDPQ.

  LICENSE HOLDING COMPANY


  The Company has assigned substantially all of its frequency licenses to THI in exchange for a $1.0 million principal amount (subject to adjustment as described below) 8% secured promissory note due on February 14, 2007 (the "License Note"). The License Note contains covenants which restrict THI from, among other things, incurring indebtedness other than to the Company or in the ordinary course of business, and merging or consolidating with another entity.

  The Communications Act prohibits any corporation of which more than one-fifth of the capital stock is owned or voted by non-U.S. citizens, or any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of the capital stock is owned or voted by non-U.S. citizens, from holding a common carrier radio station license. GVL, the Company's principal stockholder, is a Canadian corporation. Consequently, THI was created to permit the Company to use the Assigned Licenses, modified as necessary, to provide "common carrier" telecommunications services in the event that the Company should desire to do so in the future. Russell S. Berman, Henry Goldberg and Thomas Watson, each U.S. citizens, each own one-third of the outstanding equity interests in THI. Mr. Watson is the Vice President of Engineering and Information Services of OpTel. Russell S. Berman is a partner at Kronish, Lieb, Weiner & Hellman LLP which represents both the Company and THI with respect to various legal matters. Henry Goldberg is a partner at Goldberg, Godles, Weiner & Wright which represents both the Company and THI with respect to certain federal regulatory matters.

  To establish the terms of the Company's continued and unencumbered use of the Assigned Licenses, the Company and THI entered into a license and services agreement (the "THI Agreement") pursuant to which THI has agreed to provide to the Company all the transmission capacity it requires or may in the future require and the Company has granted THI a non-exclusive license to use all of the Company's facilities and related equipment, such as microwave transmitting and receiving equipment, required to provide such transmission capacity. THI will secure future licenses necessary to provide the Company with the transmission capacity it requires. The THI Agreement provides for payments from the Company to THI which are expected to approximate the monthly interest due on the License Note plus an allowance for the anticipated expenses of THI. The Company may also advance funds to THI to the extent necessary to enable THI to fulfill its obligations under the THI Agreement. All amounts of such advances will be added to the principal amount of the License Note. It is not expected that payments made by the Company to THI will have a material impact on the Company's cash flows or results of operations.

  In connection with the above described transaction, the Company has received an option from THI (the "THI Option") to purchase all or, in certain circumstances, some of the assets of THI and a separate option from each stockholder of THI (each, an "Individual Option") to purchase all of such person's shares of capital stock of THI. The exercise price of the THI Option is equal to the current principal amount of, plus the accrued interest on, the License Note on the closing date, which amount may be paid by tendering the License Note to THI plus an amount equal to the lesser of (i) book value of the assets being purchased or (ii) the initial capitalization of THI plus 10% premium compounded annually. The exercise price of each Individual Option is equal to the lesser of (x) the book value of the shares being purchased and (y) the price paid for such shares plus 10% premium compounded annually. The THI Option and the Individual Options are exercisable at any time prior to February 14, 2007, subject to FCC approval.

  ACQUISITION OF CERTAIN ASSETS


  Effective as of July 31, 1996, the Company purchased certain assets of certain subsidiaries of Wireless Holdings, Inc. and Videotron (Bay Area) Inc., both of which are affiliates of VPC for an aggregate purchase price of approximately $3.9 million. The assets represented approximately 23,000 units passed. The operations of the acquired assets are located in the San Francisco, California and Tampa, Florida areas. The amounts paid represented the sellers' historical costs. At the time of the purchase, the Board of Directors of the Company received a valuation report which estimated the fair market value of such assets to be approximately equal to their historical cost.


  INSURANCE

  The Company purchases certain insurance coverage through GVL, including directors and officers liability insurance. The Company paid an aggregate of approximately $478,000 and $434,000 to GVL for this insurance coverage in fiscal 1996 and 1997, respectively.

PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  The following documents are filed as part of this report:

   1. Financial Statements. The following consolidated financial statements of the Company and the report of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-18:

           Independent Auditor's Report

           Consolidated Balance Sheets at August 31, 1997 and 1996

           Consolidated Statements of Operations for the years ended August 31, 1997 and 1996, the period from January 1, 1995 to August 31, 1995 and the year ended December 31, 1994,

           Consolidated Statements of Stockholders' Equity for the years ended August 31, 1997 and 1996, the period from January 1, 1995 to August 31, 1995 and the year ended December 31, 1994,

           Consolidated Statements of Cash Flows for the years ended August 31, 1997 and 1996, the period from January 1, 1995 to August 31, 1995 and the year ended December 31, 1994, Notes to the Consolidated Financial Statements

3.  Exhibits
    --------

    3.1 Restated Certificate of Incorporation of the Registrant, together with all amendments thereto.*

    3.2  Bylaws of the Registrant.*

    3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant

    4.1 Indenture, dated as of February 14, 1997, between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee.*

    4.2  Form of Senior Note (included in Exhibit 4.1).*

    4.3 Escrow Agreement, dated as of February 14, 1997, between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee and as Escrow Agent.

    4.4 Registration Agreement, dated as of February 14, 1997, between the Registrant, Salomon Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith.*

    4.5 Common Stock Registration Rights Agreement, dated as of February 14, 1997, between the Registrant, VPC, GVL, Salomon Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith.*

    4.6 Registration Rights Agreement, dated as of August 15, 1997, between the Registrant and Capital Communications CDPQ Inc.

    4.7 Warrant Agreement, dated as of July 11, 1997, between the Registrant and Rory O. Cole

    10.1 Stockholders' Agreement, dated as of December 22, 1994, between VPC, Vanguard Communications, L.P. ("Vanguard"), Vanguard Communications, Inc. ("General Partner") and the Registrant.*

    10.2 Registration Rights Agreement, dated as of December 22, 1994, between the Registrant and Vanguard.*

    10.3 Settlement Agreement, dated as of August 1, 1996, between Vanguard, the General Partner, Pacific Capital Group, Inc. ("Pacific"), VPC, the Registrant and GVL.*

    10.4 Amendment, dated as of February 17, 1997, between Vanguard, the General Partner, Pacific, VPC, GVL and the Registrant.*

    10.5 Form of Convertible Note (included as Exhibit B to the Amendment referenced as Exhibit 10.4 hereto) and a list of the issue dates and principal amounts of all outstanding Convertible Notes (included as Schedule 1 to the Amendment referenced as Exhibit 10.4 hereto).*

    10.6 Warrant, dated as of December 29, 1994, between International Richey Pacific Capital Corporation and Vanguard.*

    10.7 Lease Agreement dated July 25, 1995 between Space Center Dallas, Inc. and the Registrant.*

    10.8 First Amendment to Lease Agreement dated August 8, 1996 between Space Center Dallas, Inc. and the Registrant.*

    10.9 Restated Incentive Stock Plan of the Registrant.*

    10.10  Annual Bonus Plan of the Registrant.*

    10.11  Medium Term Performance Plan of the Registrant.*

    10.12 Employment Agreement between Louis Brunel and the Registrant dated November 15, 1996.*

    10.13 Employment Agreement between Rory Cole and the Registrant dated January 3, 1997.*

    10.14 Employment Agreement between Michael Katzenstein and the Registrant dated September 18, 1995.*

       -------------------

    10.15 Separation and Consulting Agreement, dated as of September 1, 1996, between the Registrant and James A. Kofalt.*

    10.16 Warrant Agreement, dated as of September 1, 1997, between the Registrant and James A. Kofalt.*

    10.17 Assignment Agreement, dated as of February 14, 1997, among TVMAX Telecommunications, Inc. ("TVMAX"), Sunshine Television Entertainment, Inc., Richey Pacific Cablevision, Inc., IRPC Arizona, Inc. and Transmissions Holdings, Inc. ("THI").*

    10.18 Equipment License and Services Agreement, dated as of February 14, 1997, between TVMAX and THI.*

    10.19 Form of Shareholders Option Agreement, dated as of February 14, 1997, between TVMAX and each of the shareholders of THI, together with a list of the shareholders of THI.*

    10.20  Option Agreement, dated as of February 14, 1997, between TVMAX and
           THI.*

    10.21 City of Houston, Texas, Ordinance No. 97-285 dated March 19, 1997, granting TVMAX Communications (Texas), Inc. a temporary permit to operate a Telecommunications Network.*

    10.22 City of Houston, Texas, Ordinance No. 89-338 dated March 29, 1989 granting to PrimeTime Cable Partners I, Ltd. the right to operate for 15 years a Community Antenna Television System, and subsequent ordinances consenting to assignment of rights to Eaglevision and to TVMAX Communications (Texas), Inc.*

    10.23 City of Houston, Texas, Ordinance No. 97-1088 dated September 3 1997, extending the TVMAX Communications (Texas), Inc. temporary permit to operate a Telecommunications Network (originally granted under Ordinance 97-285).

    10.24 Purchase Agreement, dated as of July 23, 1997 among the Registrant, Phonoscope, Ltd., Phonoscope Management L.C., Lee Cook, Alton Cook and Lee Cook Family Trust.

    10.25 Amendment Number 001 to the Videotron/Lucent Agreement, dated August 28, 1997, among Videotron Telecom Ltee and Lucent Technologies Canada Inc. and TVMAX Telecommunications Inc and Lucent Technologies Inc.

    10.26 Summary of Terms and Conditions of Senior Secured Facilities between Registrant and Goldman Sachs Credit Partners L.P.

    10.27 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and OpTel (Texas) Telecom, Inc.

    11.    Computation of Per Share Earnings

    * Filed as an exhibit to the Registrant's registration statement on Form S-4 filed with Securities and Exchange Commission on April 10, 1997.

(b)   Reports on Form 8-K
----  -------------------

A report on Form 8-K related to an event on August 14 has been filed during the last quarter of the period covered by this report.

2. Financial Statements Schedules. The following financial statements schedule of the Company for the period xx and the years ended August 31, 1996 and 1997 is included in this Form 10-K on page S-1

     SCHEDULE NO.         DESCRIPTION                          PAGE NO
     -----------          -----------                          -------

     Schedule II          Valuation and Qualifying Accounts    S-1

     All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

3. Exhibits. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of an exhibit listed below upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    OPTEL, INC.
    -----------




    By: /s/ Bertrand Blanchette
       --------------------------------------------
    (Signature)

    BERTRAND BLANCHETTE

    Chief Financial Officer

    (Duly authorized officer and principal financial officer of the Registrant)

    Date:  November 23, 1997

DELOITTE &
 TOUCHE LLP
----------- LOGO        [LETTERHEAD OF DELOITTE & TOUCHE LLP]



INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 OpTel, Inc.:

We have audited the accompanying consolidated balance sheets of OpTel, Inc. and subsidiaries (the "Company") as of August 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 1997 and 1996, the period from January 1, 1995 to August 31, 1995, and the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OpTel, Inc. and subsidiaries as of August 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended August 31, 1997 and 1996, the period from January 1, 1995 to August 31, 1995, and the year ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


October 14, 1997

OPTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------

                                                                                                        AUGUST 31,
                                                                                             ------------------------------
ASSETS                                                                                             1997           1996
                                                                                               -------------  -------------

CASH AND CASH EQUIVALENTS                                                                       $ 87,305,069   $  1,677,332

RESTRICTED INVESTMENTS (Notes 6 and 12)                                                           67,206,227              -

ACCOUNTS RECEIVABLE (Net of allowance for doubtful accounts of $1,125,223 and
 $542,134, respectively)                                                                           4,044,145      3,063,719

PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS                                                        1,835,503      1,561,641

PROPERTY AND EQUIPMENT, NET (Note 4)                                                             160,441,887    103,799,650

INTANGIBLE ASSETS, NET (Note 5)                                                                   82,583,272     65,876,003
                                                                                                ------------   ------------

TOTAL                                                                                           $403,416,103   $175,978,345
                                                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                                                $  7,926,879   $  5,647,024

ACCRUED EXPENSES AND OTHER LIABILITIES                                                            13,969,444     10,506,586

DEFERRED REVENUES AND CUSTOMER DEPOSITS                                                            2,977,872      2,167,253

CONVERTIBLE NOTES PAYABLE  TO STOCKHOLDER (Notes 6 and 9)                                        129,603,875     89,414,364

NOTES PAYABLE AND LONG-TERM OBLIGATIONS (Note 6)                                                 221,652,973      2,443,341

DEFERRED ACQUISITION LIABILITIES (Notes 3 and 6)                                                   6,919,914      6,520,022
                                                                                                ------------   ------------

           Total liabilities                                                                     383,050,957    116,698,590

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS' EQUITY (Notes 9,10 and 13):
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued and outstanding                                                            -               -
   Class A common stock, $.01 par value; 8,000,000 shares
      authorized; none issued and outstanding                                                            -               -
Class B common stock, $.01 par value; 6,000,000 shares
      authorized; 2,353,498 and 2,304,561 issued and outstanding, respectively                        23,535          23,046
   Class C common stock, $.01 par value; 300,000 shares                                                2,250               -
      authorized; 225,000 issued and outstanding
   Additional paid-in capital                                                                     97,683,458      88,065,805
   Accumulated deficit                                                                           (77,344,097)    (28,809,096)
                                                                                                ------------    ------------

           Total stockholders' equity                                                             20,365,146      59,279,755
                                                                                                ------------    ------------

TOTAL                                                                                           $403,416,103    $175,978,345
                                                                                                ============    ============

See notes to consolidated financial statements.

OPTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                              PERIOD FROM
                                                                                             JANUARY 1, 1995      YEAR ENDED
                                                            YEAR ENDED        YEAR ENDED      TO AUGUST 31,      DECEMBER 31,
                                                          AUGUST 31, 1997  AUGUST 31, 1996        1995               1994
                                                          ----------------------------------------------------------------------
REVENUES:
   Cable television                                        $  36,915,504     $  25,893,401      $  8,782,610      $   240,193
   Telecommunications                                          2,921,816         1,711,446           787,788          201,467
                                                           -------------     -------------      ------------      -----------

           Total revenues                                     39,837,320        27,604,847         9,570,398          441,660

OPERATING EXPENSES:
   Cost of services                                           19,202,306        11,867,960         4,557,609          469,952
   Customer support, general and administrative               28,925,629        19,636,273        12,054,671        7,732,610
   Depreciation and amortization                              14,505,383         8,676,262         2,420,397          117,020
                                                           -------------     -------------      ------------      -----------

           Total operating expenses                           62,633,318        40,180,495        19,032,677        8,319,582
                                                           -------------     -------------      ------------      -----------

LOSS FROM OPERATIONS                                         (22,795,998)      (12,575,648)       (9,462,279)      (7,877,922)

OTHER INCOME (EXPENSE):
   Interest expense on convertible notes payable
      to stockholder (Notes 4 and 9)                         (15,204,416)       (5,342,208)         (918,501)               -
   Other interest expense                                    (16,209,932)         (656,925)         (349,297)         (76,367)
   Interest and other income                                   5,675,345           144,997            99,936           10,112
                                                           -------------     -------------      ------------      -----------

LOSS BEFORE INCOME TAXES                                     (48,535,001)      (18,429,784)      (10,630,141)      (7,944,177)

INCOME TAX BENEFIT (Note 8)                                            -                 -           469,502                -
                                                           -------------     -------------      ------------      -----------

NET LOSS                                                   $(48,535,001)     $(18,429,784)      $(10,160,639)     $(7,944,177)
                                                           =============     =============      ============      ===========

NET LOSS PER COMMON SHARE (Notes 2 and 10)                       $(19.98)          $(8.30)            $(6.89)
                                                           =============     =============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (Notes 2 and 10)                                 2,429,511         2,219,770         1,474,554
                                                           =============     =============      ============

See notes to consolidated financial statements.

OPTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------

                                                                    CLASS B                   CLASS C
                                                                 COMMON STOCK               COMMON STOCK
                                                            ----------------------------------------------------
                                                 PARTNERSHIP        SHARES        PAR          SHARES      PAR
                                                   CAPITAL        OUTSTANDING    VALUE      OUTSTANDING   VALUE
                                              -------------------------------------------------------------------

BALANCE,  JANUARY 1, 1994                       $    688,582                -   $     -                -  $    -

  Contributions                                   10,375,012                -         -                -       -

  Net Loss of Partnership                                  -                -         -                -       -

  Reorganization from partnership                (11,063,594)         716,695     7,167                -       -

   Net loss                                                -                -         -                -       -
                                                ------------        ---------   -------     ------------  ------
BALANCE,  DECEMBER 31, 1994                                -          716,695     7,167                -       -

   Issuance of stock upon debt
     conversion, net of transaction costs                  -        1,120,985    11,210                -       -

   Sale and issuance of stock                              -          311,652     3,116                -       -

   Net loss                                                -                -         -                -       -
                                                ------------        ---------   -------     ------------  ------

BALANCE, AUGUST 31, 1995                                   -        2,149,332    21,493                -       -

   Issuance of stock upon debt conversion                  -          171,162     1,712                -       -

   Contribution and cancellation of shares                 -          (15,933)     (159)               -       -

   Net loss                                                -                -         -                -       -
                                                ------------        ---------   -------     ------------  ------

BALANCE, AUGUST 31, 1996                                   -        2,304,561    23,046                -       -

  Issuance of stock with senior notes offering             -                -         -          225,000   2,250

  Stock options exercised                                  -           48,937       489                -       -

   Net loss                                                -                -         -                -       -
                                                ------------        ---------   -------     ------------  ------

BALANCE, AUGUST 31, 1997                        $          -        2,353,498   $23,535          225,000   $2,250
                                                ============      ===========   =======     =============  ======

                                                  ADDITIONAL
                                                   PAID-IN       ACCUMULATED
                                                   CAPITAL         DEFICIT
                                                ----------------------------
BALANCE,  JANUARY 1, 1994                        $         -    $   (306,844)

  Contributions                                            -               -

  Net Loss of Partnership                                  -      (7,725,504)

  Reorganization from partnership                  3,024,079       8,032,348

   Net loss                                                -        (218,673)
                                                 -----------    ------------
BALANCE,  DECEMBER 31, 1994                        3,024,079        (218,673)

   Issuance of stock upon debt
     conversion, net of transaction costs         59,193,763               -

   Sale and issuance of stock                     16,684,540               -

   Net loss                                                -     (10,160,639)
                                                 -----------    ------------

BALANCE, AUGUST 31, 1995                          78,902,382     (10,379,312)

   Issuance of stock upon debt conversion          9,163,264               -

   Contribution and cancellation of shares               159               -

   Net loss                                                -     (18,429,784)
                                                 -----------    ------------

BALANCE, AUGUST 31, 1996                          88,065,805     (28,809,096)

  Issuance of stock with senior notes offering     6,997,750               -

  Stock options exercised                          2,619,903               -

   Net loss                                                -     (48,535,001)
                                                 -----------    ------------

BALANCE, AUGUST 31, 1997                         $97,683,458    $(77,344,097)
                                                 ===========    ============

See notes to consolidated financial statements.

OPTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   PERIOD FROM
                                                                                                 JANUARY 1, 1995
                                                                YEAR ENDED        YEAR ENDED      TO AUGUST 31,       YEAR ENDED

                                                              AUGUST 31, 1997   AUGUST 31, 1996        1995       DECEMBER 31, 1994
                                                              ---------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                    $ (48,535,001)     $(18,429,784)    $(10,160,639)    $ (7,944,177)
   Adjustments to reconcile net loss to net
      cash flow used in operating activities:
      Depreciation and amortization                               14,505,383         8,676,262        2,420,397          117,020
      Deferred tax benefit                                                 -                 -         (488,402)               -
      Noncash interest expense                                    15,106,854         5,661,026        1,146,713                -
      Noncash interest earned on restricted investments           (2,303,258)                -                -                -
      Increase(decrease) in cash from changes in
         operating assets and liabilities, net of effect
         of business combinations:
         Accounts receivable                                        (754,403)       (1,369,646)      (1,004,576)         (58,300)
         Prepaid expenses, deposits and other assets                (785,519)         (126,370)         180,363       (1,007,641)
         Deferred revenue and other liabilities                      640,398           906,413          894,993          164,106
         Accounts payable and accrued expenses                     6,190,494         4,229,678        3,517,250        5,397,128
                                                               -------------      ------------     ------------     ------------
           Net cash flows used in operating activities           (15,935,052)         (452,421)      (3,493,901)      (3,331,864)
                                                               -------------      ------------     ------------     ------------

INVESTING ACTIVITIES:
   Purchases of businesses                                        (6,716,849)       (9,916,038)     (49,974,397)      (1,297,818)
   Acquisition of intangible assets                              (10,112,233)       (7,903,979)        (608,345)      (3,210,994)
   Purchases and construction of property and equipment          (61,393,547)      (54,217,352)     (21,561,505)      (6,067,215)
   Purchases of restricted investments                           (79,609,219)                -                -                -
   Proceeds from maturity of restricted investments               14,706,250                 -                -                -
                                                               -------------      ------------     ------------     ------------
           Net cash flows used in investing activities          (143,125,598)      (72,037,369)     (72,144,247)     (10,576,027)
                                                               -------------      ------------     ------------     ------------
FINANCING ACTIVITIES:
   Proceeds from convertible notes payable                        33,700,000        73,437,817       62,823,304       15,000,000
   Repayments on convertible notes payable                       (10,000,000)                -                -                -
   Proceeds from senior notes payable                            218,000,000                 -                -                -
   Financing costs of senior notes payable                        (5,737,641)                -                -                -
   Proceeds from issuance of common stock                          9,620,393                84       16,687,656                -
   Payment on notes payable and long term obligations               (894,365)       (1,306,759)      (6,855,767)      (6,488,888)
   Contributions received from partners                                    -                 -                -       10,375,012
                                                               -------------      ------------     ------------     ------------

           Net cash flows provided by
              financing activities                               244,688,387        72,131,142       72,655,193       18,886,124
                                                               -------------      ------------     ------------     ------------

 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           85,627,737          (358,648)      (2,982,955)       4,978,233

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             1,677,332         2,035,980        5,018,935           40,702
                                                               -------------      ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $  87,305,069      $  1,677,332     $  2,035,980     $  5,018,935
                                                               =============      ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION  (Notes 3 and 9)
 Cash paid during the period for:
   Interest                                                    $ 15,059,205       $    289,509     $    119,725     $     38,836
                                                               ============       ============     ============     ============

   Taxes                                                       $      2,450       $          -     $     18,900   $           -
                                                               ============       ============     ============   =============
 Increase in capital lease obligations                         $  1,630,045       $    878,988     $          -   $           -
                                                               ============       ============     ============   =============
 Convertible debt issued for accrued interest                  $ 16,489,511       $  6,436,131     $          -   $           -
                                                               ============       ============     ============    =============
 Conversion of convertible debt and
    partnership capital to common stock:
    Partnership capital                                        $          -       $          -     $          -   $  (3,031,246)
                                                               ============       ============     ============   =============
    Convertible debt and accrued interest                      $          -       $ (9,165,805)    $(60,792,115)  $           -
                                                               ============       ============     ============   =============
    Common stock                                               $          -       $      1,712     $     11,210   $       7,167
                                                               ============       ============     ============   =============
    Additional paid-in capital, net of
       transaction costs                                       $          -       $  9,163,264     $ 59,193,763   $   3,024,079
                                                               ============       ============     ============   =============

See notes to consolidated financial statements.

OPTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS

   OpTel, Inc., a Delaware corporation, and subsidiaries (the "Company" or "OpTel") is the successor of the cable television operations of Vanguard Communications, L.P. ("Vanguard"). Vanguard commenced operations in April 1993. On December 20, 1994, Vanguard contributed its cable television operations to its wholly owned subsidiary, OpTel. The contribution to OpTel was recorded at Vanguard's historical cost.

   OpTel is a developer, operator and owner of private cable television and telecommunications systems that utilize advanced technologies to deliver cable television and telecommunications service to customers in multiple dwelling units ("MDU"). The Company negotiates long-term, generally exclusive cable television service agreements and nonexclusive telecommunications service agreements with owners and managers of MDUs, generally for terms of up to 15 years. The company's primary markets are major metropolitan areas in Arizona, California, Colorado, Florida, Illinois and Texas.

   During the period from April 20, 1993 (date of inception) to March 31, 1995, the Company was wholly owned by Vanguard. On March 31, 1995, VPC Corporation ("VPC") (a wholly owned subsidiary of Le Groupe Videotron Ltee ("Videotron")
   - a Quebec corporation), acquired a 66.75% interest in the Company. At August 31, 1997, VPC's interest in the Company was 74.62% (see Note 9).

   In 1995, the Company elected to change its year-end to August 31 from December 31 to conform to that of its new majority stockholder.

2. SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of OpTel and its wholly owned and majority-owned subsidiaries and limited partnerships. All significant intercompany accounts and transactions have been eliminated. Amounts due to minority limited partners are included in notes payable and long-term obligations.

   CASH AND CASH EQUIVALENTS - Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term investments with maturities of three months or less when purchased.

   RESTRICTED INVESTMENTS - Restricted investments of the Company are composed of U.S. Treasury securities restricted for payment of interest on the Company's Senior Notes. These investments are classified as held to maturity and are carried at amortized cost.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the costs and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the various classes of property and equipment as follows:

        Headends                                             15 years
        Telephone switches                                   10 years
        Distribution systems and enhancements                15 years
        Computer software and equipment                       4 years
        Other                                           5 to 10 years

   Management routinely evaluates its recorded investments for impairment based on projected undiscounted cash flows and other methods and believes the investments to be recoverable.

   INTANGIBLE ASSETS - Costs associated with licensing fees, commissions and other direct costs incurred in connection with the execution of rights-of-entry agreements to provide cable television and telecommunications service to MDUs, the excess of purchase price over the fair value of tangible assets acquired and other intangible assets are amortized using the straight-line method over the following estimated useful lives:

        Goodwill                                                     20 years
        Licensing fees and rights-of entry costs             Life of contract
        Deferred financing costs                        Terms of indebtedness
        Other                                                    1 to 5 years

   Management routinely evaluates its recorded investments for impairment based on projected undiscounted cash flows and other methods and believes the investments to be recoverable.

   FEDERAL AND STATE INCOME TAXES - Prior to August 2, 1996 the Company and its corporate subsidiaries filed a consolidated federal income tax return. Beginning August 2, 1996, in connection with VPC acquiring additional stock from Vanguard, the Company was included in VPC's consolidated federal income tax return. Effective February 14, 1997, as the result of issuing Class C common stock (see Notes 6 and 9) the Company will again be required to file a separate consolidated federal income tax return. During the period in which the Company was consolidated with VPC, for purposes of financial reporting, the Company has recorded federal and state income tax as if it were filing a separate return. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Provision is made or benefit recognized for deferred taxes relating to temporary differences in the recognition of expense and income for financial reporting purposes. To the extent a deferred tax asset does not meet the criterion of "more likely than not" for realization, a valuation allowance is recorded.

   REVENUE RECOGNITION AND DEFERRED REVENUE - The Company recognizes revenue upon delivery of cable television programming and telecommunications service to subscribers. OpTel typically bills customers in advance for monthly cable television services, which results in the deferral of revenue until those services are provided.

   COST OF SERVICES - System operating costs include programming, telecommunications service costs, revenue sharing with owners of MDUs for which OpTel provides cable television and/or telecommunications service, and franchise fees.

   NET LOSS PER COMMON SHARE - The computation of net loss per common share is based on the weighted average number of common shares outstanding during the period (see Note 10). No loss per share information is presented for the period the Company was organized as a partnership.

   The net loss per common share, assuming full dilution, is considered to be the same as primary since the effect of the convertible notes payable to stockholder and common stock equivalents outstanding for each period presented would be antidilutive.

   ACQUISITIONS - Acquisitions accounted for using the purchase method of accounting include results of operations of the acquired businesses in the accompanying consolidated financial statements from the dates of acquisition. Identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is recorded as goodwill.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reporting amounts of certain assets, liabilities, revenues and expenses. Actual results may differ from such estimates. The Company is in the initial stages of entering new markets and acquiring or constructing the infrastructure necessary to deliver cable television and telephony services. The Company's network upgrades and investment in centrally switched telephony require significant investment, a portion of which will not be recovered unless the Company's customer base increases from current levels, as to which there can be no assurance because of possible changes due to competition, regulatory changes, technology changes, the ability to finance future expenditures or other unforeseen factors. The carrying value of property, equipment, and intangible assets will be subject to ongoing assessment.

   NEW ACCOUNTING PRONOUNCEMENTS - On September 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which did not have a significant impact on the Company's results of operations or financial position.

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact upon the Company's reported earnings per share.

   The FASB issued, in February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

   The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

   RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

3. ACQUISITIONS

   On December 28, 1994, the Company acquired the stock of the operating subsidiaries of International Richey Pacific Cablevision, Ltd. ("IRPC") by assuming approximately $15,500,000 of liabilities, issuance of a note for $1,000,000, payment of approximately $1,300,000 in cash and issuance of a warrant for the right to purchase an ownership interest in Vanguard. IRPC may exercise the warrant through December 28, 1997, at a price of $1,250,000. Upon IRPC exercising the warrant, OpTel would be required to pay Vanguard $1,000,000. Within the exercise period, Vanguard may call the warrant at a price of $4,000,000. Upon Vanguard calling the warrant, OpTel would be required to pay IRPC $1,000,000. If the warrant is neither exercised by IRPC nor called by Vanguard, within 90 days of the expiration of the exercise period, IRPC may put the warrant to OpTel at a price of $1,000,000. The warrant is recorded by OpTel at its obligation under either situation of $1,000,000 at August 31, 1997. The $1,000,000 secured note payable was due to IRPC one year after closing and was subject to adjustment based on the actual amount of assumed liabilities. No adjustments to the recorded note payable have been agreed to with IRPC and the note has not been paid as of August 31, 1997. The combined amounts due to IRPC are included on the accompanying consolidated balance sheets in deferred acquisition liabilities. The Company, as a result of the acquisition from IRPC, is a general partner in limited partnership investments (the "Partnerships"). The operations of these Partnerships have been consolidated with those of the Company. The Company has the option to purchase the interest of each limited partner at defined amounts ranging from 110% to 140% of each limited partner's initial capital contribution for the first four years of the partnership agreements and is required to purchase the interests at the end of the fifth year at 150% of the initial capital contribution. From the date of initial capital contribution until the date the Company purchases the interest of a limited partner, each limited partner receives a guaranteed return equal to 10% per annum of their initial capital contribution paid quarterly. During the periods ended August 31, 1997, 1996 and 1995 OpTel paid $0, $392,403 and $2,114,431, respectively, to repurchase certain partnership obligations (see
   Note 6). The operations of the acquired subsidiaries and the partnerships are located in the San Diego, California, and Phoenix, Arizona areas.

   On January 11, 1995, the Company purchased the assets of EagleVision, a division of Nationwide Communications, Inc. ("NCI"). The purchase price consisted of $15,200,000 in cash, the assumption of approximately $110,000 of liabilities and a deferred payment due to NCI of not less than $6,000,000 and not more than $10,000,000 based on the profitability of OpTel's assets in the Houston, Texas market with certain adjustments. This deferred payment shall be payable at NCI's option, either (a) following the sale of all or substantially all of the EagleVision assets or the sale of a majority of the outstanding voting capital of the OpTel subsidiary which acquired EagleVision assets to a third party who is not an affiliate or (b) at the conclusion of the fifth or sixth year following the acquisition. This deferred payment is carried on the accompanying consolidated balance sheets in deferred acquisition liabilities at the net present value of the estimated final payment with an accretion of interest recorded to operations. As of the date of acquisition and as of August 31, 1997, the estimated payment due was $6,000,000 with a net present value at August 31, 1997 and 1996 of $4,902,662 and $4,502,770, respectively. EagleVision's operations are located in the Houston, Texas, area.

   On June 30, 1995, the Company purchased the stock of Sunshine Television Entertainment, Inc. ("Sunshine") for $5,500,000 in cash and the assumption of approximately $350,000 of liabilities. Sunshine's operations are located in the Miami, Florida, area.

   On July 31, 1995, the Company purchased the assets of Interface Communications Group, Inc. and certain related entities ("Interface") for $8,900,000 in cash and the assumption of approximately $30,000 of liabilities. The operations of Interface are located in the Denver, Colorado, area.

   On August 31, 1995, the Company purchased the general and limited partnership interests of Triax Associates V, L.P. ("Triax"), for $15,200,000 in cash and the assumption of approximately $100,000 of liabilities. The operations of Triax are located in the Chicago, Illinois, area.

   On January 30, 1996, the Company purchased the assets of Telecom Master L.P. and Telecom Satellite Systems Corporation ("Telecom") for approximately $5,700,000 in cash and the assumption of $100,000 of liabilities. The operations of Telecom are located in the Dallas, Texas, area.

   On August 2, 1996, the Company purchased certain assets of certain subsidiaries of Wireless Holdings, Inc., and Videotron (Bay Area), Inc., companies that are 50% and 80% owned and controlled by Videotron, respectively, for approximately $3,880,000. The amount paid represents the sellers' historical cost which also approximates the acquired assets' estimated fair market value. The operations of the acquired assets are located in the San Francisco, California, and Tampa, Florida, areas.

   On November 12, 1996, the Company purchased the assets of Malvey Cable Company ("Nor-Cal") for approximately $2,500,000 in cash. The operations of Nor-Cal are located in the San Francisco, California area.

   On March 14, 1997, the Company purchased the stock of Tara Communication Systems, Inc. ("Tara") for $2,450,000 in cash and the assumption of approximately $65,000 of liabilities. The operations of Tara are located in the Chicago, Illinois, area.

   On August 1, 1997, the Company purchased certain assets of Northgate Communications, Inc. ("Northgate") for approximately $1,700,000 in cash. The operations of Northgate are located in the Los Angeles and San Diego, California, areas.

   The purchase price of certain of the above acquisitions are subject to final adjustments for such items as actual liabilities assumed and number of customers.

   The pro forma effect of the 1997 and 1996 acquisitions would have an insignificant impact on the consolidated results of operations of the Company for the years ended August 31, 1997 and 1996.

4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                                   AUGUST 31
                                               ------------------------------------------------------
                                                          1997                        1996
                                                          ----                        ----
Headends                                            $ 53,087,587                  $ 32,115,973
Telephone switches                                     9,347,147                     4,976,699
Distribution systems and enhancements                 68,537,677                    36,372,848
Computer software and equipment                        9,511,685                     4,957,123
Other                                                  8,761,635                     5,813,345
Construction in progress                              26,177,788                    25,434,861
                                                    ------------                  ------------

                                                     175,423,519                   109,670,849

Less accumulated depreciation                        (14,981,632)                   (5,871,199)
                                                    ------------                  ------------

                                                    $160,441,887                  $103,799,650
                                                    ============                  ============

   Interest expense of $2,256,503 and $1,849,541 was capitalized during 1997 and 1996 respectively.


5. INTANGIBLE ASSETS

   Intangible assets consisted of the following:

                                                                   AUGUST 31
                                              -------------------------------------------------
                                                         1997                     1996
                                                         ----                     ----

Goodwill                                            $ 53,081,308              $47,344,322
Licensing fees and rights-of-entry costs              30,833,231               22,173,500
Deferred Financing costs                               5,783,519                        -
Other                                                  3,243,433                1,649,989
                                                    ------------              -----------

                                                      92,941,491               71,167,811

Less accumulated amortization                        (10,358,219)              (5,291,808)
                                                    ------------              -----------

                                                    $ 82,583,272              $65,876,003
                                                    ============              ===========


6. NOTES PAYABLE AND LONG-TERM OBLIGATIONS

   Notes payable and long-term obligations consisted of the following:

                                                                                        AUGUST 31
                                                              -------------------------------------------------------------------
                                                                           1997                              1996
                                                                           ----                              ----
13% Senior Notes Due 2005, Series B
Net of unamortized discount of $6,526,042                              $218,473,958                      $       -

Installment notes payable bearing interest at rates
ranging from 7.75% to 13% per annum, substantially
all collateralized by certain transportation equipment
or private cable television systems                                         280,059                         511,145

Limited partner obligations (see Note 3)                                    714,333                         633,134

Obligations under capital leases, net of amounts
representing interest of $581,490 and $355,236 for
1997 and 1996, respectively                                               2,184,623                       1,299,062
                                                                       ------------                      ----------

                                                                       $221,652,973                      $2,443,341
                                                                       ============                      ==========

    On February 14, 1997, the Company issued $225.0 million of 13% Senior Notes Due 2005 ("Senior Notes"). The Senior Notes require semiannual interest payments due on August 15 and February 15 of each year until their maturity on February 15, 2005. The Senior Notes are redeemable at the option of the Company generally at a premium at any time after February 15, 2002 and can be redeemed, in part, also at a premium, earlier upon the occurrence of certain defined events. The Senior Notes are unsecured.

    In connection with the issuance of the Senior Notes, the Company issued 225,000 shares of Class C Stock. The portion of the net proceeds allocated to the Class C stock is $7 million. Such amount has been recorded as stockholders' equity and as a discount to the Senior Notes. As a result of issuing the Class C stock, the Company will no longer be included in VPC's consolidated federal income tax return.

    Concurrent with the issuance of the Senior Notes, the Company was required to deposit in an escrow account $79.6 million in cash that, together with the proceeds from such investment, will be sufficient to pay when due the first six interest payments on the Senior Notes. Such amount is reflected as restricted investments on the accompanying consolidated balance sheet.

   Aggregate maturities of the Company's indebtedness are as follows as of August 31, 1997:

                           NOTES PAYABLE    CONVERTIBLE            DEFERRED
                                AND        NOTES PAYABLE          ACQUISITION
                             LONG-TERM     TO STOCKHOLDER         LIABILITIES
                            OBLIGATIONS       (NOTE 9)             (NOTE 3)                TOTAL
                 ------------------------------------------------------------------------------------------
Fiscal year
   ending:
   1998             $  1,586,966           $        -             $2,017,252            $  3,604,218
   1999                  810,836                    -                      -                 810,836
   2000                  530,213                    -              4,902,662               5,432,875
   2001                  249,090                    -                      -                 249,090
   2002                    1,910                    -                      -                   1,910
Thereafter           218,473,958            129,603,875                    -             348,077,833
                    ------------           ------------           ----------            ------------

Totals              $221,652,973           $129,603,875           $6,919,914            $358,176,762
                    ============           ============           ==========            ============

   The Company leases office space and certain equipment under operating and capital leases. The leases generally have initial terms of 3 to 20 years. Equipment acquired under capital leases consists of the following:

                                                                       AUGUST 31
                                                     -------------------------------------------
                                                               1997                  1996
                                                               ----                  ----
Amount of equipment under capital leases                  $3,068,876            $1,717,161
Less accumulated amortization                               (470,124)             (297,548)
                                                          ----------            ----------

                                                          $2,598,752            $1,419,613
                                                          ==========            ==========

   Minimum future obligations on operating leases at August 31, 1997, consist of the following:

        Fiscal year ending:
          1998                                           $ 2,474,431
          1999                                             2,284,813
          2000                                             1,880,236
          2001                                             1,546,499
          2002                                             1,217,934
        Thereafter                                         3,646,401
                                                         -----------

        Total minimum lease payments                     $13,050,314
                                                         ===========

   Rental expense under operating leases for the periods ending August 31, 1997, 1996 and 1995 was $2,763,000, $2,158,000 and $616,000, respectively. The company's rental expense under operating leases includes facility rentals as well as rental of roof top space for distribution purposes.

7. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT AND CONSULTING AGREEMENTS - Employment agreements with certain executive employees provide for separation payments ranging from 3 to 24 months of the employee's annual salary if employment is terminated due to change of control or without cause. However, stipulations for termination payment and payment terms vary. The Company paid or accrued approximately $277,500, $297,000 and $1,590,000 in severance during 1997, 1996 and 1995, respectively, related to such employment agreements.

   LEGAL - The Company is a defendant in certain lawsuits incurred in the ordinary course of business. It is the opinion of the Company's management that the outcome of the suits now pending will not have a material, adverse effect on the operations, cash flows or the consolidated financial position of the Company.

8. INCOME TAXES

   The cumulative losses of Vanguard incurred prior to the transfer of its assets to the Company on December 20, 1994, have been reported in the individual income tax returns of Vanguard's partners. Upon transfer, the Company recorded deferred taxes for the difference between the tax and book basis of the assets, which was not material. Upon acquisition of the stock of the IRPC subsidiaries, a deferred tax liability of $488,402 was recorded to recognize the excess of the basis in the assets for financial reporting purposes over the tax basis of the net assets acquired. During the period from January 1, 1995, to August 31, 1995, the Company accumulated losses sufficient to offset these deferred liabilities; accordingly, a tax benefit was recorded in the statement of operations. Additionally, during the period ended August 31, 1995, the Company incurred $18,900 of federal and state income tax expense.

   Income tax expense (benefit) consists of the following for the years ended August 31, 1997 and 1996 and the period from January 1, 1995 to August 31, 1995:

Current:
Federal                                                     $          -            $         -                  $         -
  State                                                                -                      -                       18,900
                                                            ------------            -----------                  -----------
       Total current tax expense                                       -                      -                       18,900
Deferred tax expense (benefit)                               (13,212,890)            (4,470,008)                  (3,451,805)
Change in deferred tax valuation allowance                    13,212,890              4,470,008                    2,963,343
                                                            ------------            -----------                  -----------

Total income tax expense (benefit)                          $          -            $         -                  $  (469,562)
                                                            ============            ===========                  ===========

   A reconciliation of income taxes on reported pretax loss at statutory rates to actual income tax expense (benefit) for the years ended August 31, 1997 and 1996 and the period from January 1, 1995 to August 31, 1995, is as follows:

                                                1997       RATE       1996       RATE       1995       RATE
                                           --------------  -----  -------------  -----  -------------  -----

Income tax at statutory rates               $(16,501,900)    34%   $(6,266,127)    34%   $(3,614,248)    34%
State income taxes, net of
  federal tax benefit                              8,502      0           (833)     0         12,474      0
Valuation allowance                           13,212,890     27      4,470,008     24      2,963,343     28
Expenses (dedectible) not deductible
  for tax purposes                              (842,204)    (2)     1,796,952     10        168,869      2
Utilization of current loss by
  parent company in
  consolidated return                          4,122,712      9              -      -              -      -
                                            ------------           -----------           -----------
Total income tax benefit                    $          -      0%   $         -      0%   $  (469,562)   (4)%
                                            ============           ===========           ===========

The net deferred tax assets consist of the tax effects of temporary differences related to the following:

                                                                                                AUGUST 31
                                                                               ---------------------------------------------
                                                                                        1997                 1996
                                                                                        ----                 ----
Allowance for uncollectible accounts receivable                                     $    380,665         $   184,326
Equipment, furniture and fixtures                                                    (10,694,096)         (4,539,736)
Intangible assets                                                                        420,888             105,249
Accrued employee compensation                                                            213,535             182,676
Net operating loss carryforwards                                                      31,120,828          12,371,690
IRPC deferred tax liability                                                             (480,402)           (488,402)
Other                                                                                     58,841             (16,434)
                                                                                    ------------         -----------

    Deferred tax asset before valuation allowance                                     21,012,259           7,799,369
    Valuation allowance                                                              (21,012,259)         (7,799,369)
                                                                                    ------------         -----------

    Net deferred tax asset                                                          $          -         $         -
                                                                                    ============         ===========

   Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company is unable to determine whether these accumulated losses will be utilized; accordingly, a valuation allowance has been provided.

   The following are the expiration dates and the approximate net operating loss carryforwards at August 31, 1997:

        Expiration Dates
        Through:
          2010                                                   $ 1,346,252
          2011                                                    11,521,202
          2012                                                    26,160,832
          2013                                                    52,503,562


   Certain of the Company's net operating losses were utilized by VPC while the Company was included in VPC's consolidated tax return. Such losses will not be available for future use by the Company, and, accordingly, the deferred tax benefit and valuation allowance were reduced. In connection with the revised shareholder agreement (see Note 9), subsequent to august 31, 1997, the Company will be reimbursed for any tax benefit generated by the company and utilized by VPC.

9. CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER, STOCK ISSUANCE AND OTHER TRANSACTIONS WITH STOCKHOLDERS

   From December 22, 1994 through March 31, 1995, the Company borrowed $60,000,000 from VPC under a Senior Secured Convertible Note Agreement. The note, with an original maturity of June 30, 1996, and the accrued interest of $792,115 for the period from December 22, 1994 until conversion on March 31, 1995, was converted to 1,120,985 shares of common stock of OpTel on March 31, 1995. Concurrently, VPC purchased 105,667 shares of OpTel's common stock from Vanguard. Additionally, the Company incurred $1,587,142 of costs related to this conversion of debt which was charged to additional paid-in capital.

   On July 26, 1995, VPC invested $24,999,504 in the Company, of which $16,687,656 represented VPC's purchase of an additional 311,652 shares of OpTel common stock, and $8,311,848 represented a convertible note payable that bore interest at 15% and was convertible to 155,229 shares of common stock at the option of VPC on November 15, 1995 (extended to January 29, 1996). In connection with the July 26, 1995, equity call, Vanguard had the option to fund its portion to maintain its ownership interest at 33.25% by November 15, 1995 (extended to January 29, 1996). The Company was required to use the proceeds from any Vanguard contribution to repay the convertible note. On January 29, 1996, Vanguard elected to let the option expire without funding its portion of the equity call. On April 1, 1996, VPC converted the $8,311,848 note and accrued interest of $853,957 into 155,229 shares of common stock.

   From August 1995 through August 1997, the Company issued a total of $131,400,000 in convertible notes to VPC, all of which bear interest at 15%, generally with principal and interest due on demand. Under the terms of the notes, any accrued interest on which there is no demand for payment as of each August 31, automatically converts to additional principal payable. As of August 31, 1997, $106,678,233 was advanced to OpTel under these notes and a total of $22,925,642 of interest on the notes has been converted to principal to date.

   The principal and interest on convertible notes may be converted, subject to anti-dilution adjustments and other terms, into Class B Common Stock (see
   Note 10) at the price at which common stock is first sold to the public in a public offering ("IPO Date") or, after April 30, 1999, at a price equal to the quotient of $225 million divided by the number of shares of common stock outstanding at the conversion date.

   In August 1997, in connection with a revised shareholder agreement, Capital Communication C.D.P.Q., Inc. ("CDPQ"), a minority stockholder of Videotron, acquired all of Vanguard's interest in OpTel, including an option to purchase 48,937 shares of Class B Common Stock at an exercise price of $53.55 per share, subject to adjustment, that had been granted to Vanguard in August 1996. The option was exercised by CDPQ on August 15, 1997, resulting in the Company receiving $2,620,392 in cash.

   In September 1996, the Company entered into a consulting agreement with a former director of the Company who is a limited partner of Vanguard. In connection therewith, the Company granted him a warrant to purchase up to 24,992 shares of Class A Common Stock at an exercise price of $53.55 per share, subject to adjustment, that is presently exercisable and expires on August 31, 1999.

   VPC and an affiliate of Vanguard had each agreed to provide consultant, advisory and management services for $350,000 per annum (plus travel expenses) per party. This arrangement terminated in August 1997 with the sale of Vanguard's interest in the Company.

10. STOCKHOLDERS' EQUITY

   At August 31, 1997, the Class A Common Stock ("Class A stock"), Class B Common Stock ("Class B stock") and Class C Common Stock ("Class C stock") of the Company are identical in all respects and have equal powers, preferences, rights and privileges except that each holder of Class A stock is entitled to one vote for each share of Class A stock held, each holder of Class B stock is entitled to ten votes for each share of Class B stock held, and each holder of Class C stock does not possess any voting privileges. VPC and CDPQ (and their affiliates) are the only permitted holders of Class B stock. Any Class B stock that is either sold or transferred to any party other than the permitted holders automatically converts to a like number of shares of Class A stock.

   On February 7, 1997 the Company approved a stock split effected in the form of a stock dividend. Each share of outstanding Class B stock received
   17.3768 additional shares. The number of authorized shares of Class A stock and Class B stock was increased to 8,000,000 and 6,000,000, respectively. The financial statements have been restated to reflect the stock split as if it had occurred on December 20, 1994, the date the Company reorganized as a corporation. Additionally, the Company authorized the issuance of 300,000 shares of Class C Non-Voting Common Stock.

11. EMPLOYEE BENEFIT PLAN

   401(K) PLAN - The OpTel 401(k) Plan (the "Plan"), established January 1, 1995, conforms to the provisions of the Employee Retirement Income Security Act of 1974. It is a contributory tax deferred 401(k) plan. All employees are eligible and may enter the Plan on the first day of the first full month of employment, provided that they have attained the age of 21.

   Each participant my elect to defer up to 15% of annual compensation up to the annual contribution limit of the Internal Revenue Code. The Company matching contribution is a discretionary amount to be annually determined by the Board of Directors of the Company. The Company determined that, for the plan years ended December 31, 1997, 1996 and 1995, it would match 50% of its employees' elective contribution (to a maximum Company contribution of 3% of the employees' compensation). For the periods ended August 31, 1997, 1996 and 1995, the Company's match of its employees' elective contributions was $288,731, $187,577 and $80,886, respectively.

12.   RESTRICTED INVESTMENTS

   Concurrent with the issuance of the Senior Notes, the Company was required to deposit in an escrow account $79.6 million in cash that was subsequently invested in treasury securities. The securities are classified as held-to-maturity and, at August 31, 1997, have an amortized cost basis of $67,206,227, and aggregate fair value of $67,232,880, and gross unrealized holding gains of $26,653. The contractual maturity of the securities correspond to the semi-annual interest payments required under the Senior Notes through February 15, 2000.

13.  EMPLOYEE STOCK OPTIONS AND WARRANTS

   During the year ended August 31, 1997 the Company adopted a stock option and award plan for the benefit of officers and key employees. The plan is administered by a committee of the Board of Directors. The plan authorizes the Board to issue incentive stock options, as defined in Section 422A(b) of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options which do not conform to the requirements of that Code section. The Board has discretionary authority to determine the types of options to be granted, the persons to whom options shall be granted, the number of shares to be subject to each option granted and the terms of the stock option agreements. Unless otherwise specifically provided in the option agreement, (i) the exercise price of an option will not be less than the fair market value , as determined by the Board, of the Class A stock on the date of grant and (ii) the options vest in equal installments on each of the second, third, fourth and fifth anniversaries of the date of grant. The options issued as of August 31, 1997, expire ten years from the date of grant. In the event of a "change in control," all options shall vest and become immediately exercisable. The Board has authorized 95,137 shares to be issued under the plan. Stock option activity under the plan and warrants issued (see Note 9) for the year ended August 31, 1997, was as follows:

                                                                 Number of                    Weighted Average
                                                                  Shares    Price Per Share   Price Per Share
--------------------------------------------------------------------------------------------------------------

Options and warrants outstanding at August 31, 1996                 --             --                --

Granted                                                            112,115  $53.55 to $85.75            $76.70

Exercised                                                               --                --                --

Forfeited                                                           22,078  $53.55 to $85.75            $80.92
--------------------------------------------------------------------------------------------------------------
Options and warrants outstanding at August 31, 1997                 90,037  $53.55 to $85.75            $75.66
--------------------------------------------------------------------------------------------------------------

Options and warrants exercisable at August 31, 1997                 27,095  $53.55 to $85.75            $56.05

Options available for grant at August 31, 1997                      30,092

   The weighted average remaining contractual life of the stock options outstanding at August 31, 1997 is nine years.

   At August 31, 1997, the Company has reserved a total of 65,045 shares of Class A stock for exercise of stock options. The Company has also granted stock warrants in connection with an agreement to provide consulting services (see Note 9).

   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option and award plan and the stock warrants. During 1997, the exercise price of each option granted was greater than or equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under this plan. For the year ended August 31, 1997, the difference between actual net loss and loss per share and net loss and loss per share on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," would have been $44,000 and $.02, respectively.

   The estimated weighted average grant date fair value of options and warrants granted during 1997 was $1.10 per share. For purposes of determining fair value of each option, the Company used the minimum value method using the following assumptions:

   Risk-free interest rate               6.18% - 6.88%
   Expected life                          3 to 10 years


14.  FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirement of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                              CARRYING                    ESTIMATED                CARRYING           ESTIMATED
                                               AMOUNT                    FAIR VALUE                 AMOUNT           FAIR VALUE
                                         ----------------           ------------------          ---------------    ----------------
Assets:

  Cash and cash equivalents                  $ 87,305,069                 $ 87,305,069              $ 1,677,332        $ 1,677,332
  Restricted investments                       67,206,227                   67,232,880                        -                  -
  Accounts receivable                           4,044,145                    4,044,145                3,063,719          3,063,719

Liabilities:

  Accounts payable                              7,926,879                    7,926,879                5,647,024          5,647,024
  Customer deposits and
    deferred revenue                            2,977,872                    2,977,872                2,167,253          2,167,253
  Convertible notes payable
    to stockholder                            129,603,875                  129,605,000               89,414,364         89,415,000
  Notes payable and long-term
    obligations                               221,652,973                  228,650,000                2,443,341          2,445,000
  Deferred acquisition liabilities              6,919,914                    6,920,000                6,520,022          6,525,000


   The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and customer deposits and deferred revenue approximates fair value. The fair values of convertible notes payable to stockholder, certain notes payable and long-term obligations and deferred acquisition liabilities are estimated based on present values using applicable market discount rates or rates that approximate what the Company could obtain from the open market. The fair value of restricted investments and the Senior Notes are based on quoted market prices. The fair value estimates presented herein are based on pertinent information available to management as of August 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        Year Ended August 31, 1997
                                --------------------------------------------------------------------------------------------------
                                         First Quarter              Second Quarter     Third Quarter       Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                 $ 9,075,777                $ 9,545,940         $ 10,495,305       $ 10,720,298
Operating                                $12,692,826                $14,095,546         $ 17,003,399       $ 18,841,497
 expenses
Other expense                            $ 3,277,015                $ 4,848,631         $  8,867,448       $  8,745,909
Net income                               $(6,894,064)               $(9,398,237)        $(15,375,542)      $(16,867,108)
 (loss)

Net loss per common share                $    (2.99)                $    (4.01)         $     (6.08)       $     (6.65)

Weighted average number
  of shares outstanding                   2,304,561                  2,342,061            2,529,561          2,538,072

                                                                Year Ended August 31, 1996
                                --------------------------------------------------------------------------------------------------
                                         First Quarter              Second Quarter     Third Quarter       Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                 $ 5,824,590                  $ 6,463,522       $  7,320,192        $  7,996,543
Operating                                $ 7,999,598                  $ 9,395,143       $ 10,320,214        $ 12,465,540
 Expenses
Other Expense                            $   613,789                  $ 1,521,748       $  1,572,981        $  2,145,618
Net Income                               $(2,788,797)                 $(4,453,369)      $ (4,573,003)       $ (6,614,615)
 (Loss)

Net loss per common share                $    (1.30)                  $    (2.07)       $     (2.02)        $     (2.86)

Weighted average number
  of shares outstanding                    2,149,332                    2,149,332          2,262,820           2,315,125


16.  SUBSEQUENT EVENTS

   On October 13, 1997, the Company received a commitment from a bank to provide a $150 million senior secured credit facility (the "Senior Facility") which will be used to provide capital to fund future development. The Senior Facility will consist of a term loan and a revolving credit commitment both of which will bear interest at interest rates customary for this type of transaction and the credit position of the Company. The Senior Facility will be secured by a first fixed and floating lien on substantially all of the assets of the Company. Availability under the Senior Facility will be subject to the Company meeting certain performance criteria. Management expects that funds will become available under the Senior Facility in December 1997. The funding of the Senior Facility is subject to customary no material adverse changes clauses and terminates December 15, 1997, if not closed.

                                  * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
OpTel, Inc.:

We have audited the financial statements of OpTel, Inc. and subsidiaries as of August 31, 1997 and 1996, and for each of the years ended August 31, 1997 and 1996, the period from January 1, 1995 to August 31, 1995, and the year ended December 31, 1994; such financial statements and report are included herein. Our audits also included the financial statement schedule of OpTel, Inc. listed in
Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
October 14, 1997

SCHEDULE II                                                          VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------------
                                      Balance at       Charged to costs        Deductions -        Balance at end of
                                     beginning of        and expenses         write-offs and             Period
                                        period                                  recoveries

----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended August 31, 1997                 $542,134            $1,787,709           $(1,204,620)            $1,125,223

Year ended August 31, 1996                 $473,218            $1,376,835           $(1,307,191)            $  542,134

Period ended August 31, 1995               $147,853            $  372,339           $   (46,974)            $  473,218

Year ended December 31, 1994               $    238            $  147,615           $        (0)            $  147,853