Form 10-Q
period 1997-11-30
OPTEL INC
filed 1998-01-14
CIK 1036712

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISISION

                             Washington, D.C. 20549

                         _____________________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________


                                   333-24881

                            (Commission file number)

                         _____________________________

                                  OPTEL, INC.

             (Exact name of Registrant as specified in its charter)

                         _____________________________

       DELAWARE                   OPTEL, INC.                   95-4495524
                            1111 W. MOCKINGBIRD LANE
                              DALLAS, TEXAS 75247
                                (214) 634-3800
(State or other juris-     (Name, address, including         (I.R.S. Employer
diction of incorporation        Zip code of                 Identification No.)
or organization)          principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes X   No
   ---    ---
                      COMMON STOCK AS OF DECEMBER 31, 1997

          Common Stock                 Authorized    Issued and Outstanding
CLASS A COMMON STOCK, $.01 PAR VALUE    8,000,000              -
CLASS B COMMON STOCK, $.01 PAR VALUE    6,000,000          2,353,498
CLASS C COMMON STOCK, $.01 PAR VALUE     300,000            225,000

                                 OPTEL, INC.
                    QUARTERLY PERIOD ENDED NOVEMBER 30, 1997



CONTENTS

                                                                          PAGE
PART I - FINANCIAL INFORMATION............................................   1

ITEM 1.  FINANCIAL STATEMENTS.............................................   1

     UNAUDITED CONSOLIDATED BALANCE SHEETS................................   1

     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS......................   2

     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS......................   3

     UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY.............   4

     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.............   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.....................................................   6

     BUSINESS.............................................................   6

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS............................................   7

PART II - OTHER INFORMATION...............................................  10

     ITEM 1.  LEGAL PROCEEDINGS...........................................  10

     ITEM 2.  CHANGES IN SECURITIES.......................................  10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................  10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  10

     ITEM 5.  OTHER INFORMATION...........................................  10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  10

SIGNATURES................................................................  10

                                  OPTEL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                  NOVEMBER 30,     AUGUST 31,
                                                     1997            1997
                                                  -----------      ---------
                                                         (IN THOUSANDS)

ASSETS
 Cash and cash equivalents                         $ 30,231         $ 87,305
 Restricted investments                              68,186           67,206
 Accounts receivable, net                             4,757            4,044
 Prepaid expenses, deposits and other assets          2,014            1,836
 Property and equipment, net                        185,398          160,442
 Intangible assets, net                             108,575           82,583
                                                   --------         --------
 TOTAL                                             $399,161         $403,416
                                                   ========         ========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable                                  $ 12,994         $  7,927
 Accrued expenses and other liabilities              14,946           13,969
 Deferred revenue and customer deposits               3,251            2,978
 Convertible notes payable to stockholder           134,451          129,604
 Notes payable and long-term obligations            222,399          221,653
 Deferred acquisition liabilities                     7,025            6,920
                                                   --------         --------
     Total liabilities                              395,066          383,051

COMMITMENTS AND CONTINGENCIES                             -                -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
     1,000,000 shares authorized;
     none issued and                                      -                -
Class A common stock, $.01 par value;
     8,000,000 shares authorized;
     none issued and outstanding                          -                -
Class B common stock, $.01 par value;
     6,000,000 shares authorized;
     2,353,498 issued and outstanding                    24               24
Class C common stock, $.01 par value;
     300,000 shares authorized;
     225,000 issued and outstanding                       2                2
Additional paid-in capital                           97,683           97,683
Accumulated deficit                                 (93,614)         (77,344)
                                                   --------         --------
     Total stockholders' equity                       4,095           20,365
                                                   --------         --------
TOTAL                                              $399,161         $403,416
                                                   ========         ========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                 NOVEMBER 30,      NOVEMBER 30,
                                                    1997              1996
                                                 -----------       -----------
                                                         (IN THOUSANDS)
REVENUES:
   Cable television                               $ 11,473           $ 8,374
   Telecommunications                                  779               702
                                                  --------           -------
   Total revenues                                   12,252             9,076

OPERATING EXPENSES:
   Cost of services                                  5,765             4,265
   Customer support, general and administrative      7,977             5,668
   Depreciation and amortization                     5,006             2,760
                                                  --------           -------
   Total operating expenses                         18,748            12,693
                                                  --------           -------
LOSS FROM OPERATIONS                                (6,496)           (3,617)

OTHER (EXPENSE) INCOME
   Interest expense on convertible notes
     payable to stockholder                         (4,847)           (3,102)
   Other interest expense                           (6,897)             (178)
   Interest income                                   1,970                 3
                                                  --------           -------
NET LOSS                                          $(16,270)          $(6,894)
                                                  ========           =======
NET LOSS PER COMMON SHARE                         $  (6.31)          $ (2.99)
                                                  ========           =======
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 2,578             2,304
                                                  ========           =======

See notes to the Unaudited Consolidated Financial Statements

                                                              OPTEL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED
                                                       NOVEMBER 30, NOVEMBER 30,
                                                           1997         1996
                                                       ------------ ------------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net loss                                              $(16,270)   $ (6,894)
   Adjustments to reconcile net loss to net
   cash flow used in operating activities:
     Depreciation and amortization                          5,006       2,760
     Non cash interest expense                              5,171       3,198
   Increase (decrease) in cash from changes in
   operating assets and liabilities, net of
   effect of business combinations:
     Accounts receivable                                     (607)       (461)
     Prepaid expenses, deposits and other assets             (208)       (654)
     Deferred revenue and other liabilities                  (153)         81
     Accounts payable and accrued expenses                  5,984        (422)
                                                         --------    --------
   Net cash flows provided by (used in) operating
    activities                                             (1,077)     (2,392)
                                                         --------    --------

INVESTING ACTIVITIES:
   Purchases of businesses                                (35,825)     (2,500)
   Acquisitions of intangible assets                       (3,938)     (2,537)
   Purchases of restricted investments                       (980)          -
   Purchases and construction of property and equipment   (14,975)     (6,726)
                                                         --------    --------

   Net cash flows used in investing activities            (55,718)    (11,763)
                                                         --------    --------

FINANCING ACTIVITIES:
   Proceeds from convertible notes                              -      16,000
   Payments on notes payable and long-term obligations       (279)       (139)
                                                         --------    --------

   Net cash flows provided by (used in) financing
    activities                                               (279)     15,861
                                                         --------    --------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (57,074)      1,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           87,305       1,677
                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 30,231    $  3,383
                                                         ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                 $    112    $     89
                                                         ========    ========
Increase in capital lease obligations                    $    806    $    196
                                                         ========    ========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                        (IN THOUSANDS)

                                            CLASS B COMMON STOCK        CLASS C COMMON STOCK
                                          -------------------------     ---------------------
                                                                                                 ADDITIONAL
                                            SHARES                        SHARES         PAR       PAID-IN      ACCUMULATED
                                          OUTSTANDING     PAR VALUE     OUTSTANDING     VALUE      CAPITAL        DEFICIT
 Balance at September 1, 1997                   2,353     $      24             225     $   2    $   97,683     $   (77,344)
   Net loss                                         -             -               -         -             -         (16,270)
                                          -----------     ---------     -----------     -----    ----------     -----------
 Balance at November 30, 1997                   2,353     $      24             225     $   2    $   97,683     $   (93,614)
                                          ===========     =========     ===========     =====    ==========     ===========


 See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




1.  BASIS OF PREPARATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for the three month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.


 2. NET LOSS PER COMMON SHARE

    Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares outstanding during a period. Currently common stock equivalents are included in the computation if they are material. Fully diluted earnings per share will continue to be calculated in a manner similar to the current calculation. Compliance with SFAS No. 128 will have no significant impact on the Company's earnings per share.

3.  ACQUISITION OF PHONOSCOPE

    On October 27, 1997, the Company purchased the residential cable television and associated fiber optic network assets of Phonoscope Ltd. and the stock of several affiliated entities (collectively "Phonoscope"). The operations of Phonoscope are in Houston, Texas. The purchase price consisted of $36.5 million in cash and was recorded as a purchase acquisition. At November 30, 1997, the allocation of the purchase price is recorded on a preliminary basis and is subject to adjustment.



4.  SUBSEQUENT EVENT

    In December 1997 the Company, through subsidiaries, secured a $150 million senior secured credit facility (the "Senior Facility") from a syndicate of financial institutions which will be used to fund future development. The Senior Facility consists of a term loan in the amount of $125 million (funded on December 15, 1997) bearing interest at LIBOR plus
    3.5% and a $25 million revolving credit commitment. The Senior Facility is secured by a first fixed and floating lien on substantially all of the assets of the Company and its subsidiaries. Availability under the Senior Facility will be subject to the Company meeting certain performance criteria and the Company is subject to customary covenants that include, among others, limitations on incurrence of additional indebtedness, limitations on certain payments, investments and distributions and limitations on liens and on certain asset sales.

                                  OPTEL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

    OpTel, Inc. ("OpTel" or the "Registrant" or the "Company") is the largest provider of private cable television services to residents of multiple dwelling unit developments ("MDUs") in the United States and is expanding the telecommunications services it offers to MDU residents. The Registrant provides cable television and, where currently offered, telecommunications services to MDU residents principally under long term contracts ("Rights of Entry") with owners of MDUs. The Registrant's Rights of Entry are generally for a term of ten to fifteen years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Registrant's cable television Rights of Entry was approximately seven years as of November 30,
1997.   The Registrant currently provides cable television services in the metropolitan areas of Houston, Dallas - Fort Worth, San Diego, Phoenix, Chicago, Denver, San Francisco, Los Angeles, Miami - Ft Lauderdale, Tampa and Austin.
The Registrant also provides telecommunications services as a residential competitive local exchange carrier ("CLEC") in Houston and as a shared tenant services ("STS") reseller in Houston, Dallas - Fort Worth, Austin, Denver, Los Angeles and Miami - Ft. Lauderdale.

    For regulatory purposes the Registrant is considered to be a private cable television operator in most of the markets it serves. Private cable television operators deliver video services to consumers without hard-wire crossings of public rights of way. Consequently, private cable operators are not required to obtain cable television franchises and are subject to considerably less regulatory oversight than are traditional franchise cable television operators. As a result, they have significant latitude in terms of system coverage, pricing and customized delivery of services to selected properties. The Registrant has no universal service obligations and generally does not incur capital costs to build its networks until it has entered into Rights of Entry from which it reasonably expects to build an appropriate customer base.

    The Registrant offers a full range of multichannel video programming (including basic and premium services) which the Registrant believes is competitive in both content and pricing with the programming packages offered by its major competitors. The Registrant currently provides its telecommunications services as a residential CLEC in Houston using its own class 5 central office telephone switch and in other markets as an STS operator through private branch exchange ("PBX") switches. The Registrant offers customers access to telephone services comparable in scope and price to those provided by the incumbent local exchange carrier and long distance carrier. The Registrant's telecommunications strategy includes replacing its PBX switches with its own networked central office switches.

    The Registrant invests in networks because it believes that networks provide the optimal mechanism for delivering bundled cable television and telecommunications services. The Registrant's networks use technologies that are capable of bi-directional transmission. The Registrant provides its networked video programming to MDUs principally through 18-Gigahertz microwave ("18GHz") and fiber optic networks and non-networked programming through Satellite Master Antenna Television ("SMATV") systems. As of November 30, 1997, approximately 69% of the 314,744 units passed for cable television are served by the Registrant's networks. These networks generally provide up to 72 channels of video programming. The Registrant intends to convert substantially all of its SMATV systems to 18GHz or fiber optic networks by the end of fiscal 2000. The Registrant's networks will also facilitate delivery of voice signal from each MDU to the central office switches intended to be deployed by the Registrant in its major markets. The Registrant intends to license additional spectrum, which it currently anticipates principally will be in the 23-Gigahertz ("23GHz") band, which it will use to provide bi-directional voice transmission.

    OpTel was incorporated in the State of Delaware in July 1994, as the successor to a Delaware corporation that was founded in April 1993. The Registrant's principal offices are located at 1111 W. Mockingbird Lane, Dallas, Texas 75247, and its telephone number is (214) 634-3800.

    OpTel is majority owned by Le Groupe Videotron Ltee ("GVL"), owners of the second largest cable television operator in Canada. Key members of the Registrant's management team gained considerable experience in developing and operating cable television and combined cable television/telecommunications businesses while serving as executives of GVL and its affiliates in Canada and GVL's former affiliates in the United Kingdom.

                                  OPTEL, INC.


INTRODUCTION

     Set forth below is a discussion of the financial condition and results of operations of the Registrant for the three months ended November 30, 1997 (the "first quarter of fiscal 1998"). This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto for the three months ended November 30, 1997 included herein and the Registrant's Form 10-K for the fiscal year ended August 31, 1997. References to fiscal years are to OpTel's fiscal years which end on August 31 of each calendar year.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain unaudited information derived from the Registrant's Unaudited Consolidated Statements of Operations, included herein, expressed as a percentage of total revenues:

                                                       THREE MONTHS ENDED
                                                     NOVEMBER      NOVEMBER
                                                        30            30
                                                       1997          1996
                                                     --------      --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
 Cable television                                        93.6%         92.3%
 Telecommunications                                       6.4           7.7
                                                     --------      --------

 Total revenues                                         100.0         100.0

 OPERATING EXPENSES:
 Cost of services                                        47.0          47.0
 Customer support, general and administrative            65.1          62.5
 Depreciation and amortization                           40.9          30.4
                                                     --------      --------

 Total operating expenses                               153.0         139.9
                                                     --------      --------

 Loss from operations                                   (53.0)        (39.9)

 Interest Expense, net                                  (79.8)        (36.1)
                                                     --------      --------

 Net loss                                              (132.8)%       (76.0)%
                                                     ========      ========

 OTHER DATA:
 EBITDA                                                 (12.1)%        (9.4)%
                                                     ========      ========


EBITDA represents loss from operations before interest, income taxes, and depreciation and amortization.


THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1996


    TOTAL REVENUES. Total revenues for the first quarter of fiscal 1998 increased by $3.2 million or 35% to $12.3 million compared to revenues of $9.1 million for the first quarter of fiscal 1997. Compared to the preceding quarter total revenues increased by 15% from $10.7 million. Of this latter increase, approximately $0.8 million is attributable to the acquisition of Phonoscope in Houston which was consummated on October 27, 1997.

                                  OPTEL, INC.


    CABLE TELEVISION. Cable television revenues in the first quarter of fiscal 1998 increased by $3.1 million, or 37%, to $11.5 million from $8.4 million in the comparable period in fiscal 1997, reflecting both a 41% increase in the number of customers and a 16% increase in the average monthly revenue per customer which rose from $22.70 in the first quarter of fiscal 1997 to $26.30 in the first quarter of fiscal 1998. The increase in revenue per customer resulted from a combination of rate increases following property upgrades, a change in mix of customers to favor the cities with higher revenues per customer and increased premium revenues as the Registrant's pay to basic ratio improved from 64.7% to 85.2%. In common with most other cable television providers the Company has revised the method of reporting premium penetration to include all premium units in the calculation. Historically the calculation excluded premium channels that were provided to customers as part of an expanded basic line up or other special arrangements. The Registrant also continued to grow basic penetration which increased by 2.3 percentage points compared to the first quarter of fiscal 1997 and by almost 2 percentage points over the preceding quarter.

    TELECOMMUNICATIONS. Telecommunications revenues in the first quarter of fiscal 1998 increased by 11% to $0.8 million, from $0.7 million in the comparable period in the preceding year and increased by 8% on the preceding quarter. The Registrant has chosen not to promote its telecommunications services in advance of the planned roll out of its own switching capacity, except in Houston where the Registrant recently installed and launched its own central office telephone switch. In Houston the Registrant is currently in the process of linking properties previously served by PBXs to the central office switch. While this conversion process is taking longer than originally expected, substantially all of the Houston PBX properties are expected to be converted to the central office switch by the end of March 1998.

    The reduction in average monthly telephone revenue per customer to $37.80 in the first quarter of fiscal 1998 from $54.80 in the first quarter of the preceding year is largely due to an increase in the proportion of total telephone lines supplied to student accommodation where usage is substantially lower than average and has been decreasing. As the number of telephone lines is increased management expect the influence of the lower usage contract to be substantially reduced. After adjusting for lower usage contracts the average monthly revenue per customer increased over the period to $55.80, despite having made substantial rate reductions in fiscal 1997 in line with general market trends. The Company is currently in the process of installing a central office telephone switch in Dallas and is reviewing a series of alternatives for rapid switch deployment in other markets.

    OPERATING EXPENSES AND MARGINS. Gross margins, which represent total revenues less cost of services, remained flat over the period at around 53%, resulting from an increase in basic cable margins offset by an increase in the penetration of lower margin premium services. Compared to the preceding quarter, gross margins improved from 51.6%.

    Expenses (customer support, general and administrative expenses) were $8.0 million for the first quarter of fiscal 1998 compared to $5.7 million in the first quarter of fiscal 1997. The increase in customer support, general and administrative expenses was in line with the Registrant's budget and was largely due to an increase in personnel associated with the expansion of the Registrant's operations and recruitment for the roll out of the Registrant's telecommunications services.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $5.0 million for the first quarter of fiscal 1998, an increase of $2.2 million over depreciation and amortization expense of $2.8 million for the first quarter of fiscal 1997. The increase is proportional to the increased capital expenditures for the continuing construction of the Registrant's cable television and telecommunications networks.

    LOSS FROM OPERATIONS AND EBITDA. Loss from operations increased from $3.6 million in the first quarter of fiscal 1997 to $6.5 million in the first quarter of fiscal 1998. As a result of controlling expenses while increasing revenues the Registrant's negative EBITDA declined from $2.4 million (before one-time charges) in the preceding quarter to $1.5 million. In addition the full impact of the results of Phonescope have not been realized as Phonescope was only included for one month during the quarter. Compared to the comparable period of the preceding year EBITDA losses increased from $0.9 million to $1.5 million, largely due to the expansion of the Company's operations in anticipation of the roll out of telecommunications services. Negative EBITDA represented 12.1% of total revenues for the quarter ended November 30, 1997 compared to 9.4% of total revenues for the quarter ended November 30, 1997.

    INTEREST AND INCOME TAXES. Interest expense (net of interest income and amounts capitalized) was $9.8 million for the first quarter of fiscal 1998, an increase of $6.5 million over net interest expense of $3.3 million for the first

                                  OPTEL, INC.

quarter of fiscal 1997, reflecting the increase in the Registrant's debt incurred principally to fund the build out of its network.

    The Registrant recorded no income tax expense for the first quarter of fiscal 1998. The Registrant has significant tax loss carryforwards which can be carried forward for up to fifteen years and does not anticipate paying any income taxes for the next several years. Deferred tax assets are fully reserved because realization is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant has generated net losses since its inception, resulting in an accumulated deficit of $93.6 million as of November 30, 1997. During the past year, the Registrant has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in building the Registrant's cable television and telecommunications networks and related business activities was $55.9 million for the first three months of fiscal 1998 (including $36 million for the adquisition of Phonoscope) and $ 11.8 million for the first three months of fiscal 1997.

    From inception and until the issuance of the Senior Notes, Registrant relied primarily on investments from GVL, its principal stockholder, in the form of equity and convertible notes (the "Convertible Notes') to fund its operations. Convertible Notes due to GVL (including accrued interest) amounted to $134.5 million at November 30, 1997. None of the Registrant's stockholders or affiliates are under any contractual obligation to provide additional financing to the Registrant. In February, 1997, the Registrant issued the Senior Notes along with 225,000 shares of non - voting Class C Common Stock for aggregate net proceeds of $220.2 million. Of this amount approximately $79.6 million was placed in an escrow account in order to cover the first six semi - annual interest coupons on the Senior Notes and of which $68.2 million remained at November 30, 1997. The Convertible Notes mature three months following the maturity or indefeasible payment in full of the Senior Notes and are subordinated in right of payment to the Senior Notes under certain circumstances. In July 1997 the Registrant announced that it had successfully completed an exchange offer where 100% of the Senior Notes were exchanged for 13% Senior Notes due 2005, Series B. The terms of the Notes are substantially identical in all material respects (including interest rate and maturity) to the Senior Notes except that the Series B Senior Notes do not contain certain transfer restrictions and registration rights relating to the Senior Notes.

    In December 1997 the Registrant executed an agreement with group of financial institutions for a $150 million senior secured credit facility (the "Senior Facility") which will be used to provide capital to fund future development. The Senior Facility consists of a $125 million term loan (funded on December 15, 1997) bearing interest at LIBOR plus 3.5% and a $25 million revolving credit commitment. The Senior Facility is secured by a first fixed and floating lien on substantially all of the assets of the Registrant. Availability under the Senior Facility will be subject to the Registrant meeting certain performance criteria and the Registrant is subject to customary covenants that include, among others, limitations on additional indebtedness, limitations on certain payments, investments and distributions and limitations on liens and certain asset sales. The convertible notes are subordinated in right of payment to payment in full of the Senior Facility.

    The Registrant's future results of operations will be materially impacted by its ability to finance its planned business strategies. In addition to the existing sources of capital the Registrant expects it will need an additional $235 million in financing over the next five years in order to maximize its potential within its targeted markets in the United States. A considerable proportion of OpTel's capital expenditure requirements is scaleable dependent upon the number of ROE contracts that the Registrant signs. The capital expenditure requirements will be larger or smaller depending whether OpTel is able to achieve its expected market share amongst the potential MDUs in its markets. The Registrant plans to raise future financings from additional subordinated debt, a public equity offering and/or private equity infusions.
The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to the networks and the telecommunications roll out, each of which
may vary significantly from the Registrant's plan.   There can be no assurance
that the Registrant will be successful in obtaining any necessary financing on reasonable terms or at all.

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


 PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

    None.

 ITEM 2.  CHANGES IN SECURITIES

    None.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

 ITEM 5.  OTHER INFORMATION

    None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
    -------------

    11.  Statement of computation of per share earnings.

    (b)  Reports on Form 8-K
    ------------------------

    [Phonoscope 8K]



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    OPTEL, INC.
    -----------



    By:      /s/ Bertrand Blanchette
        --------------------------------------
    (Signature)

    BERTRAND BLANCHETTE

    Chief Financial Officer

    (Duly authorized officer and principal financial officer of the Registrant)

    Date:  January 13, 1998