Form 10-K405/A
period 1997-08-31
OPTEL INC
filed 1998-02-17
CIK 1036712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISISION
                            Washington, D.C. 20549
                         _____________________________
                                   FORM 10-K/A
                                  (Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 1997
                                      OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
     For the transition period from..................to..................
                                   333-24881
                           (Commission file number)
                         ____________________________
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
   value

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

--------------------------------------------------------------------------------

     Item 1 of the Annual Report on Form 10-K for the year ended August 31, 1997 of OpTel, Inc. (the "Company") is hereby amended to read as follows:

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

  The Company invests in networks because it believes that networks provide the optimal mechanism for delivering bundled cable television and telecommunications services. The Company's networks use technologies that are capable of bi-directional transmission. The Company provides its video programming to MDUs through 18-Gigahertz microwave ("18GHz"), 12-Gigahertz microwave ("12 GHz") where appropriate and fiber optic networks and non-networked satellite master antenna television ("SMATV") systems. As of August 31, 1997, approximately 165,000 of the 254,032 units passed for cable television are served by the Company's networks. These networks generally provide up to 72 channels of video programming. The Company's networks will also facilitate delivery of voice signal from each MDU to the central office switches to be deployed or leased by the Company in its markets.

  The Company intends to license additional spectrum, which it currently anticipates principally will be in the 23-Gigahertz ("23GHz") band, which it will use to provide bi-directional voice transmission. The Company intends to convert substantially all of its SMATV systems to 18GHz, 12GHz (principally in Denver) or fiber optic networks by the end of fiscal 1999 and PBX switches to central office switches by the end of fiscal 2002. The Company believes that there are several benefits to converting its SMATV systems to cable networks and PBX switches to central office switches. These include lower per unit maintenance costs, increased system reliability through better monitoring and redundancy, greater channel capacity, the opportunity to bundle services, integration of video, voice and data and improved operating margins.

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

  PHOENIX

  The Company entered the Phoenix market in December 1994 through an acquisition. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company intends to commence full scale marketing of CLEC based telecommunications service in the Phoenix market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from third party providers.

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

  The Company operates its systems in San Diego and Los Angeles under one General Manager and intends to share switching capacity between the two cities. The Company intends to commence full scale marketing of a CLEC based telecommunications service in the Southern California market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from third party providers.

  SAN FRANCISCO

  The Company entered the San Francisco market in August 1996 through an acquisition and completed another acquisition in November 1996. In the San Francisco market, the Company currently services all of its units passed for cable television via SMATV systems but intends to convert substantially all of these SMATV systems to 18GHz networks by the end of fiscal 1999. The Company intends to commence full scale marketing of a CLEC based telecommunications service in the San Francisco market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from third party providers.

  DENVER

  The Company entered the Denver market in July 1995 through an acquisition. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company intends to use 12GHz networks in Denver for future growth because of recent restrictions imposed on 18GHz use in that market to protect national defense facilities.

  The Company intends to commence full scale marketing of a CLEC based telecommunications service in the Denver market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from third party providers.

  MIAMI - FORT LAUDERDALE

  The Company entered the Miami-Fort Lauderdale market in June 1995 through an acquisition. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company intends to commence full scale marketing of a CLEC based telecommunications service in the Miami-Fort Lauderdale market by the end of fiscal 1999 using its own telecommunication switch, or sooner if suitable switching capacity can be leased from third party providers.

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

  AUSTIN

  The Company entered the Austin market in July 1994 by entering into certain Rights of Entry. Since that date the Company has increased its market share by entering into additional Rights of Entry. The Company currently services all of its units passed for cable television in the Austin market via SMATV systems. The Company intends to explore disposing of its operations in Austin during the course of fiscal 1998, either through a sale of the system or by exchanging these properties for private cable networks in its other existing markets.

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

  The Company intends to convert substantially all of its SMATV systems to 18GHz, 12GHz (principally in Denver) or fiber optic networks by the end of fiscal 1999. As of August 31, 1997, the Company had 35 18GHz networks and one fiber optic network in service in 11 metropolitan areas and, on average, 54% of the units passed by the Company were served by such networks.

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

  The Company offers various programming packages to its cable television subscribers. The Company's basic programming package offered to MDUs served by its 18GHz and fiber optic networks typically includes 60-72 channels and is generally priced below the rate charged by the incumbent franchise cable television operator for a comparable package. The Company's 12GHz networks are expected to have similar characteristics. The Company also offers premium television services. These often feature uninterrupted, full-length motion pictures, sporting events, concerts and other entertainment programming. Premium services are offered individually or in discounted packages with basic or other services. Certain of the Company's systems are capable of offering movies, sporting events, concerts and other special events on a Pay-Per-View basis.

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

  18GHz and 12GHz microwave conveyance requires the operator to install microwave dishes at each MDU. These dishes receive video programming from a centrally located master headend which must be within the line of sight of the receiving dish. The FCC licenses paths between two points at specific frequency ranges. The video programming may, within limits, be retransmitted at repeater sites. To insure a high quality picture, the Company generally limits the number of repeater sites. For the same reason, the Company generally limits the radius of each microwave link to between three and eight miles, depending on the topographic and climatic conditions of the market.

  The Company intends to convert substantially all of its SMATV systems to 18GHz, 12GHz (principally in Denver) or fiber optic networks by the end of 1999. As of August 31, 1997, the Company operated 18GHz networks in each of its 9 major metropolitan areas except Houston which is served by a fiber-optic network and San Francisco which is served by SMATV systems and is currently in the process of being converted to an 18GHz networks. On average, 60% of the units passed by the Company are currently served by networks (approximately 67% pro forma for the Phonoscope acquisition).

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

  Multipoint Multichannel Distribution Systems. MMDS systems are similar to the Company's 18GHz networks in that they use microwave transmitting and receiving equipment. MMDS differs from 18GHz and 12GHz in that (i) it "broadcasts" its video programming direct to individual subscribers and generally not to an MDU's receiver and (ii) its systems transmit in an omni-directional manner, while 18GHz systems are point-to-point. As a result, MMDS wireless cable can provide service to all households within a wireless operator's "line-of-sight." The 2.5GHz spectrum utilized by MMDS wireless cable was initially allocated by the FCC to applicants other than MMDS operators within a given market, with 20 of the available channels generally allocated to educational institutions. As a result, MMDS wireless operators have had difficulty acquiring or leasing the critical mass of channels required to offer a diverse programming lineup. Moreover, absent digital compression technology, channel capacity is limited to 33 analog channels.

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

  SMATV Systems. The largest number of private cable companies are operators of SMATV systems. Like the Company, these systems offer a multichannel television service pursuant to rights of entry with MDU owners. Where the Company has introduced or will introduce 18GHz or, principally in Denver, 12GHz systems, the Company competes with SMATV systems on the basis of (i) larger channel offerings (typically SMATV offers 33 to 45 channels), (ii) the quality of its video programming delivery, (iii) customer service, and (iv) the perceived high price of SMATV relative to the programming package provided. The Company may acquire additional SMATV operations with a view to converting them, where feasible, to 18GHz technology, adding channels and upgrading customer and field service.

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

  REGULATION OF CABLE TELEVISION

  Certain of the Company's networks are, for regulatory purposes, deemed to be "Cable Systems". To constitute a Cable System, a multichannel television system must use hard-wire or fiber optic cable that makes a tangible physical crossing or use of a public right-of-way. As a result, all Cable Systems are required to obtain a local franchise and are subject to state and local regulation as well as federal Cable System regulation. The Company's 18GHz networks, its 12GHz networks to be developed, and SMATV systems are not considered Cable Systems and thus are not subject to local franchising requirements and are free from most Cable System regulation. The Company's Houston, Texas system, a portion of its Fort Worth, Texas system and certain other small systems are regulated as Cable Systems. However, the Company's Houston, Fort Worth and other small franchise cable television systems are exempt from federal rate regulation and the universal service obligation, even though they are Cable Systems, because they are subject to "effective competition" as discussed in greater detail below.

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

   The Company's Houston cable television franchise and its other limited cable television franchises are subject to state and local franchise laws. Moreover, although 18GHz and 12GHz private cable systems are not subject to local franchise laws, state and local property tax and environmental laws are applicable to the Company's business. For example, the Company has to comply with local zoning laws and applicable covenants, conditions and restrictions when installing its antennae and other microwave equipment.

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

  18GHz and Private Cable Regulation
  ----------------------------------

   In February of 1991, the FCC made 18GHz frequencies available for the point-to-point delivery of multichannel television. The FCC exercises jurisdiction over 18GHz microwave and other transport technologies using the radio frequency spectrum pursuant to Title III of the Communications Act, which vests authority in the FCC to regulate radio transmissions and to issue licenses for radio stations. The scope, content, and meaning of existing laws, rules and regulations governing 18GHz technology are subject to legislative, judicial and administrative changes. Recently, at the request of national defense agencies, the FCC restricted use of 18GHz in the greater Denver and Washington, D.C. areas. The Company has received assurances from the FCC that it believes will permit it to use 12GHz, which is otherwise not available to private cable operators, in substitution for 18GHz in its Denver market. The Company believes that 12GHz is an acceptable substitution for 18 GHz and that the required change of frequency will not materially adversely affect the Company's network plans in Denver. However, there can be no assurance that future legislative or regulatory actions will not adversely affect the Company's ability to deliver video or telecommunications programming or the cost thereof.

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

  12 GHz Microwave Regulation
  ---------------------------

  Recently the FCC, at the request of national defense agencies, restricted the use of 18GHz frequencies in the greater Denver and Washington, D.C. areas. As a result, the Company has received assurances from the FCC that it will be permitted, subject to licensing procedures, to use 12GHz as a medium to deliver multi-channel video programming and telecommunications services in Denver. The application and licensing procedures for authorization to use 12 GHz frequencies are substantially the same as those applicable at 18GHz. The Company has commenced frequency coordinations for 12GHz paths, however, there can be no assurance that such frequency will be available for the Company's future needs in Denver.

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
                       Counsel                               Weiner and Hellman
                                                             LLP

William Shepherd       VP, New Business and Product     44   Great Lakes
                       Development                           Telecommunications

Thomas Watson          VP, Engineering & Information    41   GTE Telephone
                       Services

Lynn Zera              VP, Human Resources              50   Keystone Consulting

  Claude Chagnon has served as a Director since August 1996. Since October 1996, he has been the President and Chief Operating Officer of GVL. From January 1994 to October 1996, Mr. Chagnon was Vice Chairman of GVL. Prior to 1994, Mr. Chagnon has held various positions at GVL and its subsidiaries including, from May 1988 to January 1994, President of Videotron Ltee, a Canadian cable television company and wholly-owned subsidiary of GVL. Mr. Chagnon also serves as a Director of GVL, Tele-Metropole Inc., a Canadian broadcaster and subsidiary of GVL.

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

  Alain Michel has served as a director of OpTel since April 1997. Since July 1992, Mr. Michel has held various management positions at GVL, most recently, since July 1994, he has been GVL's Senior Vice President and Chief Financial Officer. Mr. Michel is also a director of NB Capital, Inc. a publicly traded Delaware real estate investment trust and Groupe Goyette Inc., a Canadian public company which provides transportation and storage services.

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

Part IV

     Item 14 of the Annual Report Form 10-K for the year ended August 31, 1997 of OpTel, Inc. (the "Company") is hereby amended to include the following exhibits:

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     3    Exhibits

     NUMBER         EXHIBIT
     ------         -------

     10.28 Stockholders Agreement dated as of August 15, 1997 by and among VPC Corporation and Capital Communications CDPQ Inc. and the Registrant.

     21.1           List of subsidiaries of the registrant.

3.  Exhibits
    --------

    3.1 Restated Certificate of Incorporation of the Registrant, together with all amendments thereto.*

    3.2  Bylaws of the Registrant.*

    3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.**

    4.1 Indenture, dated as of February 14, 1997, between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee.*

    4.2  Form of Senior Note (included in Exhibit 4.1).*

    4.3 Escrow Agreement, dated as of February 14, 1997, between the Registrant and U.S. Trust Company of Texas, N.A., as Trustee and as Escrow Agent.

    4.4 Registration Agreement, dated as of February 14, 1997, between the Registrant, Salomon Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith.*

    4.5 Common Stock Registration Rights Agreement, dated as of February 14, 1997, between the Registrant, VPC, GVL, Salomon Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith.*

    4.6 Registration Rights Agreement, dated as of August 15, 1997, between the Registrant and Capital Communications CDPQ Inc.**

    4.7 Warrant Agreement, dated as of July 11, 1997, between the Registrant and Rory O. Cole.**

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

    10.21 City of Houston, Texas, Ordinance No. 97-285 dated March 19, 1997, granting TVMAX Communications (Texas), Inc. a temporary permit to operate a Telecommunications Network.*

    10.22 City of Houston, Texas, Ordinance No. 89-338 dated March 29, 1989 granting to PrimeTime Cable Partners I, Ltd. the right to operate for 15 years a Community Antenna Television System, and subsequent ordinances consenting to assignment of rights to Eaglevision and to TVMAX Communications (Texas), Inc.*

    10.23 City of Houston, Texas, Ordinance No. 97-1088 dated September 3 1997, extending the TVMAX Communications (Texas), Inc. temporary permit to operate a Telecommunications Network (originally granted under Ordinance 97-285).**

    10.24 Purchase Agreement, dated as of July 23, 1997 among the Registrant, Phonoscope, Ltd., Phonoscope Management L.C., Lee Cook, Alton Cook and Lee Cook Family Trust.**

    10.25 Amendment Number 001 to the Videotron/Lucent Agreement, dated August 28, 1997, among Videotron Telecom Ltee and Lucent Technologies Canada Inc. and TVMAX Telecommunications Inc and Lucent Technologies Inc.**

    10.26 Summary of Terms and Conditions of Senior Secured Facilities between Registrant and Goldman Sachs Credit Partners L.P.**

    10.27 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 by and between Southwestern Bell Telephone Company and OpTel (Texas) Telecom, Inc.**

    10.28 Stockholders Agreement dated as of August 15, 1997 by and among VPC Corporation and Capital Communications CDPQ Inc. and the Registrant.***

    11.    Computation of Per Share Earnings.**

    21.1   List of subsidaries of the Registrant.***

    * Filed as an exhibit to the Registrant's registration statement on Form S-4 filed with Securities and Exchange Commission on April 10, 1997.

    ** Filed as an exhibit to the Registrant's annual statement on Form 10K filed with Securities and Exchange Commission on November 23, 1997.

    ***Filed as an exhibit to the Registrant's annual statement on Form 10K/A filed with Securities and Exchange Commission on February 10, 1998.

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

PURSUANT TO THE REQUIREMENTS OF RULE 12b 15 PROMULGATED UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                           OPTEL, INC. (REGISTRANT)

February 17, 1998

                           BY:  /s/ Bertrand Blanchette
                                ---------------------------------------
                                Bertrand Blanchette
                                Chief Financial Officer