Form 10-Q
period 1998-02-28
OPTEL INC
filed 1998-04-14
CIK 1036712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISISION
                            Washington, D.C. 20549
                         _____________________________
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................... to ......................

                                   333-24881
                           (Commission file number)
                         ____________________________
                                  OPTEL, INC.
            (Exact name of Registrant as specified in its charter)
                         ____________________________

   Delaware                       OPTEL, INC.                   95 - 4495524
                           1111 W. Mockingbird Lane
                              Dallas, Texas 75247
                                (214) 634-3800
(State or other     (Name, address, including Zip code of     (I.R.S. Employer
jurisdiction of          principal executive offices)        Identification No.)
 incorporation
or organization)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes...X..   No.......

                       COMMON STOCK AS OF MARCH 31, 1998

            Common Stock                Authorized        Issued and Outstanding

CLASS A COMMON STOCK, $.01 PAR VALUE     8,000,000                   -
CLASS B COMMON STOCK, $.01 PAR VALUE     6,000,000               2,353,498
CLASS C COMMON STOCK, $.01 PAR VALUE      300,000                 225,000

                                  OPTEL, INC.

                   QUARTERLY PERIOD ENDED FEBRUARY 28, 1998


CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION.................................................1

ITEM 1.  FINANCIAL STATEMENTS..................................................1

     UNAUDITED CONSOLIDATED BALANCE SHEETS.....................................1

     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS...........................2

     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................3

     UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY..................4

     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS..................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS......................................................6

     BUSINESS..................................................................6

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS.....................................................7

PART II - OTHER INFORMATION...................................................11

     ITEM 1.  LEGAL PROCEEDINGS...............................................11

     ITEM 2.  CHANGES IN SECURITIES...........................................11

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................11

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

     ITEM 5.  OTHER INFORMATION...............................................11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................11

SIGNATURES....................................................................11

                                  OPTEL, INC.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                 FEBRUARY 28,      AUGUST 31,
                                                     1998             1997
                                                 ------------      ----------
                                                          (IN THOUSANDS)
ASSETS

Cash and cash equivalents                         $  18,388         $ 87,305
Short term investments                              111,154                -
Restricted investments                               54,509           67,206
Accounts receivable, net                              5,440            4,044
Prepaid expenses, deposits and other assets           1,852            1,836
Property and equipment, net                         203,778          160,442
Intangible assets, net                              110,050           82,583
                                                  ---------         --------
TOTAL                                             $ 505,171         $403,416
                                                  =========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                  $   6,042         $  7,927
Accrued expenses and other liabilities               16,120           13,969
Deferred revenue and customer deposits                4,004            2,978
Convertible notes payable to stockholder            139,244          129,604
Notes payable and long-term obligations             347,767          221,653
Deferred acquisition liabilities                      5,656            6,920
                                                  ---------         --------
    Total liabilities                               518,833          383,051

COMMITMENTS AND CONTINGENCIES                             -                -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000
 shares authorized; none issued and
 outstanding                                              -                -

Class A common stock, $.01 par value;
 8,000,000 shares authorized; none issued
 and outstanding                                          -                -

Class B common stock, $.01 par value;
 6,000,000 shares authorized; 2,353,498
 issued and outstanding                                  24               24

Class C common stock, $.01 par value;
 300,000 shares authorized; 225,000
 issued and outstanding                                   2                2

Additional paid-in capital                           97,683           97,683
Accumulated deficit                                (111,371)         (77,344)
                                                  ---------         --------
    Total stockholders' equity                      (13,662)          20,365
                                                  ---------         --------
TOTAL                                             $ 505,171         $403,416
                                                  =========         ========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                                                1998              1997              1998              1997
                                                            ------------      ------------      ------------      ------------
                                                                    (IN THOUSANDS)                      (IN THOUSANDS)

REVENUES:
  Cable television                                            $ 13,774           $ 8,834          $ 25,247          $ 17,208
  Telecommunications                                               865               712             1,644             1,414
                                                            ------------      ------------      ------------      ------------
  Total revenues                                                14,639             9,546            26,891            18,622

OPERATING EXPENSES:
  Cost of services                                               6,654             4,437            12,419             8,702
  Customer support, general and administrative                   7,878             6,599            15,855            12,267
  Depreciation and amortization                                  5,753             3,060            10,759             5,820
                                                            ------------      ------------      ------------      ------------
  Total operating expenses                                      20,285            14,096            39,033            26,789
                                                            ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                            (5,646)           (4,550)          (12,142)           (8,167)

OTHER (EXPENSE) INCOME
  Interest expense on convertible notes payable to
     stockholder                                                (4,794)           (3,806)           (9,640)           (6,907)
  Other interest expense                                        (9,489)           (1,516)          (16,386)           (1,694)
  Interest income                                                2,171               473             4,141               476
                                                            ------------      ------------      ------------      ------------
NET LOSS                                                      $(17,758)          $(9,399)         $(34,027)         $(16,292)
                                                            ============      ============      ============      ============
NET LOSS PER COMMON SHARE                                     $  (6.89)          $ (4.01)         $ (13.20)         $  (7.01)
                                                            ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                 2,578             2,342             2,578             2,323
                                                            ============      ============      ============      ============

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             FEBRUARY 28,       FEBRUARY 28,       FEBRUARY 28,       FEBRUARY 28,
                                                                 1998               1997               1998               1997
                                                             ------------       ------------       ------------       ------------
                                                                      (IN THOUSANDS)                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss                                                    $ (17,757)          $ (9,398)         $ (34,027)         $ (16,292)
  Adjustments to reconcile net loss to net cash
  Flow used in operating activities:
     Depreciation and amortization                                5,753              3,061             10,759              5,820
     Non cash interest expense                                    5,120              3,905             10,291              7,104
     Non cash interest earned on restricted investments            (947)                 -             (1,927)                 -
  Increase (decrease) in cash from changes in operating
  assets and liabilities, net of effect of business
  combinations:
     Accounts receivable                                           (886)              (105)            (1,493)              (566)
     Prepaid expenses, deposits and other assets                    326                 99                118               (554)
     Deferred revenue and other liabilities                         806                188                653                268
     Accounts payable and accrued expenses                       (5,573)             1,594                411              1,172
                                                             ------------       ------------       ------------       ------------
  Net cash flows used in operating activities                   (13,158)              (656)           (15,215)            (3,048)
                                                             ------------       ------------       ------------       ------------

INVESTING ACTIVITIES:
  Purchases of businesses                                        (1,193)                 -            (37,018)            (2,500)
  Purchases of short-term investments                          (126,154)                 -           (126,154)                 -
  Proceeds from sale of short-term investments                   15,000                  -             15,000                  -
  Proceeds from maturity of restricted investments               14,625                  -             14,625                  -
  Purchases of restricted investments                                 -            (79,804)                 -            (79,804)
  Acquisition of intangible assets                                 (336)            (2,293)            (4,274)            (4,830)
  Purchases and construction of property and equipment          (18,651)           (13,369)           (33,626)           (20,095)
                                                             ------------       ------------       ------------       ------------
  Net cash flows used in investing activities                  (116,709)           (95,466)          (171,447)          (107,229)
                                                             ------------       ------------       ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from convertible notes                                     -              7,700                  -             23,700
  Proceeds from bank financing, net of transaction costs        119,852                  -            119,852                  -
  Payment of deferred acquisition liabilities                    (1,477)                 -             (1,477)                 -
  Proceeds from issuance of senior notes payable and
    common stock                                                      -            220,224                  -            220,224
  Payments on notes payable and long-term obligations              (351)              (170)              (630)              (309)
                                                             ------------       ------------       ------------       ------------
  Net cash flows provided by financing activities               118,024            227,754            117,745            243,615
                                                             ------------       ------------       ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (11,843)           131,632            (68,917)           133,338
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 30,231              3,383             87,305              1,677
                                                             ------------       ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  18,388           $135,015          $  18,388          $ 135,015
                                                             ============       ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                      $  15,885           $     80          $  15,997          $     162
                                                             ============       ============       ============       ============

Increase in capital lease obligations                         $     500           $     84          $   1,306          $     480
                                                             ============       ============       ============       ============

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                         (IN THOUSANDS)
                                        CLASS B COMMON STOCK          CLASS C COMMON STOCK
                                       -----------------------       -----------------------
                                                                                                   ADDITIONAL
                                         SHARES           PAR          SHARES           PAR         PAID-IN           ACCUMULATED
                                       OUTSTANDING       VALUE       OUTSTANDING       VALUE        CAPITAL             DEFICIT
Balance at September 1, 1997              2,353           $24            225             $2          $97,683           $ (77,344)
Net loss                                      -             -              -              -                -             (34,027)
                                       -----------       -----       -----------       -----       ----------         -----------
Balance at February 28, 1998              2,353           $24            225             $2          $97,683           $(111,371)
                                       ===========       =====       ===========       =====       ==========         ===========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PREPARATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

2.  NET LOSS PER COMMON SHARE

    Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares outstanding during a period. Currently common stock equivalents are included in the computation if they are material. Fully diluted earnings per share will continue to be calculated in a manner similar to the current calculation. The Company adopted SFAS No. 128 during the three month period ended February 28, 1998 and there was no significant impact on the Company's earnings per share.

3.  ACQUISITION OF PHONOSCOPE

    On October 27, 1997, the Company purchased the residential cable television and associated fiber optic network assets of Phonoscope Ltd. and the stock of several affiliated entities (collectively "Phonoscope"). The operations of Phonoscope are in Houston, Texas. The purchase price consisted of $36.5 million in cash and was recorded as a purchase acquisition. At February 28, 1998, the allocation of the purchase price is recorded on a preliminary basis and is subject to adjustment.

4.  SUBSEQUENT EVENTS

    As of March 1, 1998, the Company's majority stockholder converted its 15% convertible notes payable, including accrued interest, of $139.2 million into a like amount of Series A Preferred Stock. Such stock earns dividends at the annual rate of 9.75%, payable in additional shares, and is convertible under certain circumstances and at certain prices at the option of the holder of the shares into shares of Class B Common Stock.

    On March 3, 1998, the Company entered into a definitive purchase agreement to acquire certain cable television and telephone assets, including service agreements and customers, of Interactive Cable Systems, Inc. ("ICS"). The total purchase price is approximately $80.2 million and is comprised of $4 million of cash, Series B Preferred Stock with a liquidation preference of $60 million, and 165,746 shares of Class A Common Stock having an agreed value of $98 per share. On April 13, 1998, the Company entered into an amendment to the purchase agreement and simultaneously completed an initial closing representing approximately 60% of the assets which are the subject of the aggregate acquisition. The Company expects the balance of the acquisition to be completed over the next few months as ICS meets certain conditions to the purchase of these remaining assets. Up to approximately $35 million of the total purchase price is contingent upon ICS meeting these conditions. The assets being acquired are located in Houston, Dallas/Fort Worth, San Diego, Phoenix, Chicago, Denver, San Francisco, Los Angeles, Miami/Ft. Lauderdale, Tampa, Atlanta, Orlando, Indianapolis and greater Washington, D.C.

                                  OPTEL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Business

     OpTel, Inc. ("OpTel" or the "Registrant" or the "Company") is the largest provider of private cable television services to residents of multiple dwelling unit developments ("MDUs") in the United States and is expanding the telecommunications services it offers to MDU residents. The Registrant provides cable television and, where currently offered, telecommunications services to MDU residents principally under long term contracts ("Rights of Entry") with owners of MDUs. The Registrant's Rights of Entry are generally for a term of ten to fifteen years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Registrant's cable television Rights of Entry was approximately seven years as of February 28, 1998. The Registrant currently provides cable television services in the metropolitan areas of Houston, Dallas - Fort Worth, San Diego, Phoenix, Chicago, Denver, San Francisco, Los Angeles, Miami - Ft Lauderdale, Tampa and Austin. The Registrant will be expanding these services to Atlanta, Orlando, Indianapolis, and greater Washington, D.C. as a result of the ICS acquisition described under Note 4, "Subsequent Events", to the unaudited, consolidated financial statements presented elsewhere in this report. The Registrant also provides telecommunications services as a residential competitive local exchange carrier ("CLEC") in Houston and as a shared tenant services ("STS") reseller in Houston, Dallas - Fort Worth, Austin, Denver, Los Angeles and Miami-Ft. Lauderdale. The Registrant will be expanding these services to Atlanta, Orlando, Indianapolis, and greater Washington, D.C. as a result of the ICS acquisition.

     For regulatory purposes the Registrant is considered to be a private cable television operator in most of the markets it serves. Private cable television operators deliver video services to consumers without hard-wire crossings of public rights of way. Consequently, private cable operators are not required to obtain cable television franchises and are subject to considerably less regulatory oversight than are traditional franchise cable television operators. As a result, they have significant latitude in terms of system coverage, pricing and customized delivery of services to selected properties. The Registrant has limited universal service obligations and generally does not incur capital costs to build its networks until it has entered into Rights of Entry from which it reasonably expects to build an appropriate customer base.

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

     The Registrant invests in networks because it believes that networks provide the optimal mechanism for delivering bundled cable television and telecommunications services. The Registrant's networks use technologies that are capable of bi-directional transmission. The Registrant provides its video programming to MDUs principally through 18-Gigahertz microwave ("18GHz"), 12-Gigahertz microwave ("12GHz") where appropriate and fiber optic networks and non-networked programming through Satellite Master Antenna Television ("SMATV") systems. As of February 28, 1998, approximately 69% of the 320,288 units passed for cable television are served by the Registrant's networks. These networks generally provide up to 72 channels of video programming. The Registrant intends to convert substantially all of its SMATV systems to microwave or fiber optic networks by the end of fiscal 2000. The Registrant's networks will also facilitate delivery of voice signal from each MDU to the central office switches intended to be deployed by the Registrant in its major markets. The Registrant intends to license additional spectrum, which it currently anticipates principally will be in the 23-Gigahertz ("23GHz") band, which it will use to provide bi-directional voice transmission.

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

                                  OPTEL, INC.


INTRODUCTION

     Set forth below is a discussion of the financial condition and results of operations of the Registrant for the three and six months ended February 28, 1998 (the "second quarter of fiscal 1998" and the "first six months of fiscal 1998", respectively). This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto for the three and six months ended February 28, 1998 included herein and the Registrant's Form 10-K for the fiscal year ended August 31, 1997. References to fiscal years are to OpTel's fiscal years which end on August 31 of each calendar year.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain unaudited information derived from the Registrant's Unaudited Consolidated Statements of Operations, included herein, expressed as a percentage of total revenues:

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    FEBRUARY 28         FEBRUARY 28         FEBRUARY 28         FEBRUARY 28
                                                        1998                1997                1998                1997
                                                    -----------         -----------         -----------         -----------
STATEMENT OF OPERATIONS DATA:
REVENUES:
Cable television                                          94.1%               92.6%               93.9%               92.4%
Telecommunications                                         5.9                 7.4                 6.1                 7.6
                                                    -----------         -----------         -----------         -----------
Total revenues                                           100.0               100.0               100.0               100.0

OPERATING EXPENSES:
Cost of services                                          45.5                46.5                46.2                46.7
Customer support, general and administrative              53.8                69.1                59.0                65.9
Depreciation and amortization                             39.3                32.1                40.0                31.3
                                                    -----------         -----------         -----------         -----------
Total operating expenses                                 138.6               147.7               145.2               143.9
                                                    ===========         ===========         ===========         ===========

Loss from operations                                     (38.6)              (47.7)              (45.2)              (43.9)

Interest Expense, net                                    (82.7)              (50.8)              (81.4)              (43.6)
                                                    -----------         -----------         -----------         -----------

Net loss                                                (121.3)%             (98.5)%            (126.6)%             (87.5)%
                                                    ===========         ===========         ===========         ===========

OTHER DATA:
EBITDA                                                      .7%             (15.60)%              (5.1)%             (12.6)%
                                                    ===========         ===========         ===========         ===========

EBITDA represents income (loss) from operations before interest, income taxes, and depreciation and amortization.

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1997

TOTAL REVENUES. Total revenues for the second quarter of fiscal 1998 increased by $5.1 million or 53% to $14.6 million compared to revenues of $9.5 million for the first quarter of fiscal 1997.

CABLE TELEVISION. Cable television revenues in the second quarter of fiscal 1998 increased by $5.0 million, or 56%, to $13.8 million from $8.8 million in the comparable period in fiscal 1997, reflecting both a 38% increase in the number of

                                  OPTEL, INC.


customers and a 15% increase in the average monthly revenue per customer which rose from $23.90 in the second quarter of fiscal 1997 to $27.50 in the second quarter of fiscal 1998. This increase results from a combination of rate increases, a change in mix of customers to favor the cities with higher revenues per customer and, increased premium revenues as the Company's pay to basic ratio improved substantially from 68.5% to 83.9%. The Company also continued to grow basic penetration which increased by 1.7 percentage points compared to the second quarter of fiscal 1997.

TELECOMMUNICATIONS. Telecommunications revenues in the second quarter of fiscal 1998 increased by 21% to $0.9 million, from $0.7 million in the comparable period in the preceding year. The Company's telecommunication lines penetration over the comparable period rose 5.5 percentage points to 47.3%. In Houston, the Company has substantially completed its conversion of properties previously served by PBXs to the central office switch. In addition, the Company is currently testing a further central office switch in Dallas and commercial launch is expected in May 1998. The Company is also reviewing a series of alternatives for rapid switch deployment in other markets.

The reduction in average monthly telephone revenue per subscriber to $41.60 in the second quarter of fiscal 1998 from $51.30 in the second quarter of the preceding year is largely due to an increase in the proportion of total telephone lines supplied to student accommodation (from 25% of total lines to 35%) where usage is substantially lower than average and has been decreasing. As the number of telephone lines is increased, management expects the influence of the lower usage contracts to be substantially reduced. Despite having made substantial rate reductions in fiscal 1997 which were in line with general market trends, after adjusting for these lower usage contracts the average monthly revenue per customer increased over the prior period to $56.40.

COST OF SERVICES. Gross margins improved by 1.1 percentage points over the same period last year, reflecting an increase in basic cable margins, an improvement of telecommunications margins with respect to customers served by the Houston central office switch, partially offset by an increase in the penetration of lower margin premium services.

EXPENSES. Expenses (customer support, general and administrative expenses) were $7.9 million for the second quarter of fiscal 1998 compared to $6.6 million in the second quarter of fiscal 1997. The increase in customer support, general and administrative expenses were in line with the Company's budget and was largely due to an increase in personnel associated with the expansion of the Company's operations and recruitment for the roll out of the Company's telecommunications services.

EBITDA. The Company's EBITDA for the quarter amounted to $107,000, compared to negative EBITDA of $1.5 million in the comparable quarter of the preceding year.

INTEREST EXPENSE, NET. Interest expense (net of interest income and amounts capitalized) was $12.1 million for the second quarter of fiscal 1998, an increase of $7.3 million over net interest expense of $4.8 million for the second quarter of fiscal 1997, reflecting the increase in the Company's debt incurred principally to fund the build out of its network (see Liquidity and Capital Resources).

                                  OPTEL, INC.


SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 1997

TOTAL REVENUES. Total revenues for the first six months of fiscal 1998 increased by $8.3 million or 45% to $26.9 million compared to revenues of $18.6 million for the first six months of fiscal 1997.

CABLE TELEVISION. Cable television revenues in the first six months of fiscal 1998 increased by $8.0 million, or 47%, to $25.2 million from $17.2 million in the comparable period in fiscal 1997, reflecting both a 38% increase in the number of customers and a 12% increase in the average monthly revenue per customer which rose from $24.02 for the first six months of fiscal 1997 to $26.88 in the first six months fiscal 1998. This increase results from a combination of rate increases, a change in mix of customers to favor the cities with higher revenues per customer and, increased premium revenues as the Company's pay to basic ratio improved substantially from 68.5% to 83.9%. The Company also continued to grow basic penetration which increased by 1.7 percentage points compared to the first six months of fiscal 1997.

TELECOMMUNICATIONS. Telecommunications revenues for the first six months of fiscal 1998 increased by 14% to $1.6 million, from $1.4 million in the comparable period in the preceding year. The Company's telecommunication lines penetration over the comparable period rose 5.5 percentage points to 47.3. In Houston, the Company has substantially completed its conversion of properties previously served by PBXs to the central office switch. In addition, the Company is currently testing a further central office switch in Dallas and commercial launch is expected in May 1998. The Company is also reviewing a series of alternatives for rapid switch deployment in other markets.

The reduction in average monthly telephone revenue per subscriber to $39.61 in the first six months of fiscal 1998 from $50.61 in the first six months of the preceding year is largely due to an increase in the proportion of total telephone lines supplied to student accommodation (from 25% of total lines to 35%) where usage is substantially lower than average and has been decreasing. As the number of telephone lines is increased, management expects the influence of the lower usage contracts to be substantially reduced.

COST OF SERVICES. Gross margins improved by 0.5 percentage points over the same period last year, reflecting an increase in basic cable margins, an improvement of telecommunications margins with respect to customers served by the Houston central office switch, partially offset by an increase in the penetration of lower margin premium services.

EXPENSES. Expenses (customer support, general and administrative expenses) were $15.9 million for the first six months of fiscal 1998 compared to $12.2 million in the first six months of fiscal 1997. The increase in customer support, general and administrative expenses were in line with the Company's budget and was largely due to an increase in personnel associated with the expansion of the Company's operations and recruitment for the roll out of the Company's telecommunications services.

EBITDA. The Company's EBITDA for the first six months of fiscal 1998 amounted to a negative $1.4 million compared to negative EBITDA of $2.3 million in the comparable period in the preceding year.

INTEREST EXPENSE, NET. Interest expense (net of interest income and amounts capitalized) was $21.9 million for the first six months of fiscal 1998, an increase of $13.8 million over net interest expense of $8.1 million for the second quarter of fiscal 1997, reflecting the increase in the Company's debt incurred principally to fund the build out of its network (see Liquidity and Capital Resources).

                                  OPTEL, INC.


LIQUIDITY AND CAPITAL RESOURCES


     The Registrant has generated net losses since its inception, resulting in an accumulated deficit of $111.3 million as of February 28, 1998. During the past year, the Registrant has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in building the Registrant's cable television and telecommunications networks and related business activities was $74.9 million for the first six months of fiscal 1998 (including $36 million for the acquisition of Phonoscope) compared to $
27.4 million for the first six months of fiscal 1997.

     From inception and until the issuance of the Senior Notes, Registrant relied primarily on investments from GVL, its principal stockholder, in the form of equity and convertible notes (the "Convertible Notes') to fund its operations. Convertible Notes due to GVL (including accrued interest) amounted to $139.2 million at February 28, 1998. None of the Registrant's stockholders or affiliates are under any contractual obligation to provide additional financing to the Registrant. However, as of March 1, 1998, GVL converted the Convertible Notes, including accrued interest, into a like amount of Series A Preferred Stock. Such stock earns dividends at the annual rate of 9.75%, payable in additional shares, and is convertible under certain circumstances and at certain prices at the option of the holder of the shares into shares of Class B Common Stock.

     In February 1997, the Registrant issued the Senior Notes along with 225,000 shares of non - voting Class C Common Stock for aggregate net proceeds of $220.2 million. Of this amount approximately $79.8 million was placed in an escrow account in order to cover the first six semi - annual interest coupons on the Senior Notes and of which $54.5 million remained at February 28, 1998. In July 1997 the Registrant successfully completed an exchange offer where 100% of the Senior Notes were exchanged for 13% Senior Notes due 2005, Series B. The terms of the Notes are substantially identical in all material respects (including interest rate and maturity) to the Senior Notes except that the Series B Senior Notes do not contain certain transfer restrictions and registration rights relating to the Senior Notes.

     In December 1997 the Registrant executed an agreement with group of financial institutions for a $150 million senior secured credit facility (the "Senior Facility") which is being used to provide capital to fund future development. The Senior Facility consists of a $125 million term loan bearing interest at LIBOR plus 3.5% and a $25 million revolving credit commitment. The Senior Facility is secured by a first fixed and floating lien on substantially all of the assets of the Registrant and its subsidiaries. The proceeds of the term loan have been funded although availability under the Senior Facility will be subject to the Registrant meeting certain performance criteria and the Registrant is subject to customary covenants that include, among others, limitations on additional indebtedness, limitations on certain payments, investments and distributions and limitations on liens and certain asset sales. The Company was in compliance or obtained waivers for all covenants as of February 28, 1998. The Company is required to maintain in effect one or more interest rate agreements with respect to the loans of not less than 50% of the aggregate principal amount of the debt outstanding. Accordingly, in March 1998, the Company entered into an interest swap agreement covering approximately $75 million of the Senior Facility.

     The Registrant's future results of operations will be materially impacted by its ability to finance its planned business strategies. In addition to the existing sources of capital the Registrant expects it will need an additional $235 million in financing over the next five years in order to maximize its potential within its targeted markets in the United States. A considerable portion of OpTel's capital expenditure requirements is scaleable dependent upon the number of ROE contracts that the Registrant signs. The capital expenditure requirements will be larger or smaller depending whether OpTel is able to achieve its expected market share amongst the potential MDUs in its markets. The Registrant plans to raise future financings from additional subordinated debt, a public equity offering and/or private equity infusions. The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to the networks and the telecommunications roll out, each of which may vary significantly from the Registrant's plan. There can be no assurance that the Registrant will be successful in obtaining any necessary financing on reasonable terms or at all.

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

    None.

ITEM 5.   OTHER INFORMATION

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
    --------------

    11.    Statement of computation of per share earnings.

    10.1* Credit Agreement dated as of December 19, 1997 among TVMAX Telecommunications, Inc. as Borrower, the Registrant, the lenders listed therein, as Lenders, Goldman Sachs Credit Partners, L.P. as Arranger and Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent.

    10.2* Purchase Agreement dated as March 4, 1998 among the Registrant, Interactive Cable Systems, Inc. and ICS Licenses, Inc.

    10.3* Stockholders' Agreement among the Registrant, Nomura Holding American, Inc., MCI Telecommunications Corporation, VPC Corporation, LeGroupe Videotron Ltee and Interactive Cable Systems, Inc.

    * - to be filed by amendment.

    (b)   Reports on Form 8-K
    -------------------------

    January 26, 1998 Press release dated January 14, 1998 announcing Registrant's first quarter fiscal 1998 results.

    February 6, 1998 Press release dated February 2, 1998 announcing the execution of a Senior Secured Credit Facility.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    OPTEL, INC.
    -----------




    By:        /s/ Bertrand Blanchette
        -----------------------------------------------------
    (Signature)

    BERTRAND BLANCHETTE

    Chief Financial Officer

    (Duly authorized officer and principal financial officer of the Registrant)

    Date:  April 14, 1998

                                  OPTEL, INC.


    EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS


                                                 THREE MONTHS       THREE MONTHS        SIX MONTHS          SIX MONTHS
                                                     ENDED              ENDED               ENDED              ENDED
                                                  FEBRUARY 28        FEBRUARY 28        FEBRUARY 28         FEBRUARY 28
                                                     1998               1997                1998               1997
                                                     ----               ----                ----               ----

Basic:
     Net loss                                      $(17,758)           $(9,399)           $(34,027)          $(16,293)
                                                   ========            =======            ========           ========
     Weighted average number of common
     shares outstanding                               2,578              2,342               2,578              2,323
                                                   ========            =======            ========           ========

Net loss per common share                          $  (6.89)           $ (4.01)           $ (13.20)          $  (7.01)
                                                   ========            =======            ========           ========

Assuming Dilution:
     Net loss                                      $(17,758)           $(9,399)           $(34,027)          $(16,293)
     Interest expense related to convertible
     notes, net of income tax expense                 4,794              3,809               9,640              6,908
                                                   --------            -------            --------           --------

     Adjusted net loss                             $(12,964)           $(5,590)           $(24,387)          $ (9,385)
                                                   ========            =======            ========           ========

     Weighted average number of common
     shares outstanding, assuming conversion
     of convertible notes at beginning of
     relevant period                                  4,234              3,826               4,196              3,640
                                                   ========            =======            ========           ========

Net loss per common share                          $  (3.06)           $ (1.46)           $  (5.81)          $  (2.58)
                                                   ========            =======            ========           ========
