Form 10-Q
period 1998-05-31
OPTEL INC
filed 1998-07-15
CIK 1036712

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................to............................

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
                                  1111 W. MOCKINGBIRD LANE
                                     DALLAS, TEXAS 75247
                                       (214) 634-3800
(State or other jurisdiction of  (Name, address, including Zip  (I.R.S. Employer Identification No.)
incorporation or organization)   code of principal executive
                                          offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [X]   No[ ]

                        COMMON STOCK AS OF JUNE 30, 1998

             Common Stock                  Authorized     Issued and Outstanding
 CLASS A COMMON STOCK, $.01 PAR VALUE       8,000,000              164,272
 CLASS B COMMON STOCK, $.01 PAR VALUE       6,000,000            2,353,498
 CLASS C COMMON STOCK, $.01 PAR VALUE         300,000              225,000

                                   OPTEL, INC.

                       QUARTERLY PERIOD ENDED MAY 31, 1998


CONTENTS


                                                                              PAGE
PART I - FINANCIAL INFORMATION ............................................    1


ITEM 1. FINANCIAL STATEMENTS ..............................................    1


        UNAUDITED CONSOLIDATED BALANCE SHEETS .............................    1


        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS ...................    2


        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS ...................    3


        UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY ..........    5


        NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ..........    6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS .....................................................    8


        BUSINESS ..........................................................    8


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS .............................................   10


PART II - OTHER INFORMATION ...............................................   14


        ITEM 1. LEGAL PROCEEDINGS .........................................   14


        ITEM 2. CHANGES IN SECURITIES .....................................   14


        ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...........................   14


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......   14


        ITEM 5. OTHER INFORMATION .........................................   14


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................   15


SIGNATURES ................................................................   16

                                  OPTEL, INC.


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                May 31,     August 31,
                                                                                 1998         1997
                                                                               ---------    ---------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS

Cash and cash equivalents                                                      $  12,197    $  87,305
Short term investments                                                            87,507         --
Restricted investments                                                            55,294       67,206
Accounts receivable, net                                                           7,249        4,044
Prepaid expenses, deposits and other assets                                        2,272        1,836
Property and equipment, net                                                      251,324      160,442
Intangible assets, net                                                           160,255       82,583
                                                                               ---------    ---------

TOTAL                                                                          $ 576,098    $ 403,416
                                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                               $   4,773    $   7,927
Accrued expenses and other liabilities                                            26,304       13,969
Deferred revenue and customer deposits                                             4,293        2,978
Convertible notes payable to stockholder                                            --        129,604
Notes payable and long-term obligations                                          348,633      221,653
Deferred acquisition liabilities                                                   5,153        6,920
Dividends Payable                                                                  4,068         --
                                                                               ---------    ---------
       Total liabilities                                                         393,224      383,051


Commitments and Contingencies                                                       --           --

Stockholders' Equity (Deficit):
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
       issued and outstanding                                                       --           --
     Series A preferred stock, $.01 par value; 10,000 shares authorized;
     6,962 issued and outstanding                                                139,244         --
     Series B preferred stock, $.01 par value; 2,000 shares authorized;
     991 issued and outstanding                                                   59,466         --
     Class A common stock, $.01 par value; 8,000,000 shares authorized;
     164,272 issued and outstanding                                                    2         --
     Class B common stock, $.01 par value; 6,000,000 shares authorized;
     2,353,498 issued and outstanding                                                 24           24
     Class C common stock, $.01 par value; 300,000 shares authorized;
     225,000 issued and outstanding                                                    2            2
     Additional paid-in capital                                                  113,780       97,683
     Accumulated deficit                                                        (129,644)     (77,344)
                                                                               ---------    ---------

       Total stockholders' equity                                                182,874       20,365
                                                                               ---------    ---------

TOTAL                                                                          $ 576,098    $ 403,416
                                                                               =========    =========


See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Three months ended       Nine months ended
                                                            May 31,     May 31,     May 31,     May 31,
                                                             1998        1997        1998        1997
                                                           --------    --------    --------    --------
                                                             (in thousands, except per share amounts)
REVENUES:
  Cable television                                         $ 16,948    $  9,706    $ 42,195    $ 26,915
  Telecommunications                                          1,077         789       2,721       2,202

  Total revenues                                             18,025      10,495      44,916      29,117

OPERATING EXPENSES:
  Cost of services                                            7,794       5,315      20,213      14,016
  Customer support, general and administrative                9,189       7,575      25,044      19,842
  Depreciation and amortization                               7,673       4,113      18,432       9,934
                                                           --------    --------    --------    --------
  Total operating expenses                                   24,656      17,003      63,689      43,792
                                                           --------    --------    --------    --------

LOSS FROM OPERATIONS                                         (6,631)     (6,508)    (18,773)    (14,675)

OTHER (EXPENSE) INCOME
  Interest expense on convertible notes payable to
     Stockholder                                               --        (3,763)     (9,640)    (10,671)
  Other interest expense                                     (9,890)     (4,615)    (26,276)     (6,309)
  Interest and other income, net                              2,316        (489)      6,457         (13)
                                                           --------    --------    --------    --------

NET LOSS                                                    (14,205)    (15,375)    (48,232)    (31,668)

Dividends on preferred stock                                 (4,068)       --        (4,068)       --
                                                           --------    --------    --------    --------

NET LOSS ATTRIBUTABLE TO COMMON EQUITY                     $(18,273)   $(15,375)   $(52,300)   $(31,668)
                                                           ========    ========    ========    ========


BASIC AND DILUTED  LOSS PER COMMON SHARE                   $  (6.84)   $  (6.08)   $ (20.04)   $ (13.23)
                                                           ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          2,673       2,530       2,610       2,393
                                                           ========    ========    ========    ========





See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three months ended         Nine months ended
                                                                  May 31,      May 31,      May 31,      May 31,
                                                                   1998         1997         1998         1997
                                                                 ---------    ---------    ---------    ---------
                                                                     (in thousands)             (in thousands)
OPERATING ACTIVITIES:
  Net loss                                                       $ (14,205)   $ (15,375)   $ (48,232)   $ (31,668)
   Adjustments to reconcile net loss to net cash flow used
   in operating activities:
     Depreciation and amortization                                   7,673        4,113       18,432        9,934
     Non cash interest expense                                         292        3,864       10,583       10,968
     Non cash interest earned on restricted investments               (786)        (972)      (2,713)      (1,167)
   Increase (decrease) in cash from changes in operating
   assets and liabilities, net of effect of business
   combinations:
      Accounts receivable                                           (1,735)      (1,048)      (3,228)      (1,613)
      Prepaid expenses, deposits and other assets                     (170)        (188)         (52)        (742)
      Deferred revenue and other liabilities                           235          387          888          656
      Accounts payable and accrued expenses                          8,760        9,839        9,171       11,009
                                                                 ---------    ---------    ---------    ---------

  Net cash flows provided by (used in) operating activities             64          620      (15,151)      (2,623)
                                                                 ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
  Purchases of businesses                                           (4,267)      (2,548)     (41,285)      (5,048)
   Purchases of short-term investments                              (1,353)        --       (127,507)        --
   Proceeds from sale of short-term investments                     40,000                      --           --
                                                                                 25,000
   Proceeds from maturity of restricted investments                   --           --         14,625         --
   Purchases of restricted investments                                --           --           --        (79,609)
   Acquisition of intangible assets                                 (1,949)      (2,879)      (6,223)      (7,710)
  Purchases and construction of property and equipment             (22,166)     (16,665)     (55,792)     (36,760)
                                                                 ---------    ---------    ---------    ---------

  Net cash flows used in investing activities                       (4,735)     (22,092)    (176,182)    (129,127)
                                                                 ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
   Proceeds from bank financing, net of transaction costs             (471)        --        119,381         --
   Proceeds from convertible notes                                    --           --           --         33,700
   Repayment of convertible notes                                     --           --           --        (10,000)
   Proceeds from issuance of senior notes payable and
       common stock                                                   --           --           --        220,224

  Payments on notes payable and long-term obligations               (1,049)         (46)      (3,156)        (354)
                                                                 ---------    ---------    ---------    ---------

  Net cash flows provided by (used in) financing activities         (1,520)         (46)     116,225      243,570
                                                                 ---------    ---------    ---------    ---------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (6,191)     (21,518)     (75,108)     111,820

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    18,388      135,015       87,305        1,677
                                                                 ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  12,197    $ 113,497    $  12,197    $ 113,497
                                                                 =========    =========    =========    =========

                                  OPTEL, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest              $    2,992   $   18,989   $      249   $       95
                                                      ==========   ==========   ==========   ==========

Increase in capital lease obligations                 $      328   $    1,634   $      942   $      462
                                                      ==========   ==========   ==========   ==========

Debt Converted to Preferred Stock                     $  139,244   $  139,244           --           --
                                                      ==========   ==========   ==========   ==========

Preferred stock issued for purchase of business       $   59,466   $   59,466           --           --
                                                      ==========   ==========   ==========   ==========

Common stock issued for purchase of business          $   16,099   $   16,099           --           --
                                                      ==========   ==========   ==========   ==========

Increase in dividends payable                         $    4,068   $    4,068           --           --
                                                      ==========   ==========   ==========   ==========




See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands)



                                  Class A Common             Class B Common            Class C Common
                                       Stock                     Stock                     Stock

                              -----------------------   -----------------------   -----------------------   ----------
                                                                                                            Additional
                                Shares        Par         Shares       Par          Shares        Par        Paid-In
                              Outstanding    Value      Outstanding    Value      Outstanding     Value      Capital
Balance at Sept. 1, 1997              --   $       --    2,353,498   $       24      225,000   $        2   $   97,683

Issuance of stock upon
   debt conversion

Issuance of stock to
  acquire the ICS operations     164,272            2                                                           16,007


Net loss

Dividends accrued
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at May 31, 1998          164,272   $        2    2,353,498   $       24      225,000   $        2   $  113,780
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========


                               Class A Preferred Stock  Class B Preferred Stock

                                Shares     Liquidation    Shares     Liquidation  Accumulated
                              Outstanding    Value      Outstanding    Value        Deficit

Balance at Sept. 1, 1997              --   $       --           --   $       --   $  (77,344)
Issuance of stock upon
   debt conversion                 6,962      139,244

Issuance of stock to acquire
  the ICS operations                                           991       59,466


Net loss                                                                             (48,232)

Dividends accrued                                                                     (4,068)
                              ----------   ----------   ----------   ----------   ----------
Balance at May 31, 1998            6,962   $  139,244          991   $   59,466   $ (129,644)
                              ==========   ==========   ==========   ==========   ==========





See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.




NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PREPARATION

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.


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


4.     CONVERTIBLE NOTE CONVERSION

       Effective March 1, 1998, the Company's majority stockholder exchanged $139.2 million of the Company's 15% Convertible Notes (including accrued interest), constituting all of the outstanding 15% Convertible Notes, for approximately 6,962 shares of Series A Preferred Stock. Such stock earns dividends at the annual rate of 9.75%, payable in additional shares, and is convertible under certain circumstances and at certain prices at the option of the holder of the shares into shares of Class B Common Stock.


5.     ACQUISITION OF CERTAIN ASSETS OF ICS

       On April 13, 1998, the Company closed the initial phase of the acquisition of the private cable television and telecommunications service agreements and related assets of Interactive Cable Systems, Inc. ("ICS") in Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Fort Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta, Orlando-Tampa, Indianapolis, Austin and greater Washington D.C. As of May 31, 1998, the Company had acquired approximately 66,000 cable television and telecommunications units under contract (or approximately 72% of the approximately 90,000 units under contract to be acquired). A corresponding percentage of the aggregate $80.8 million purchase price remains in escrow subject to release upon fulfilment of closing conditions. The Company expects the acquisition of the remaining units to be completed over the next several months. The $80.8 million purchase price is comprised of approximately $4.5 million in cash, approximately $16.1 million in share of Class A Common Stock, approximately $59.4 million in shares of Series

                                  OPTEL, INC.



       B Preferred Stock plus assumed liabilities of $.8 million. The Series B Preferred Stock earns dividends at an annual rate of 8%, payable in additional shares.


       The acquisition of the ICS was accounted for using the purchase method of accounting. The aggregate purchase price is allocated to the tangible and intangible assets and liabilities acquired based upon their respective fair values. The allocation of the aggregate purchase price reflected in the financial statements and in the pro forma financial information is preliminary, the final allocation of the purchase price is contingent upon the final valuation of the acquired assets and the revision of other estimates; however the allocation is not expected to differ materially from the preliminary allocation.


       The pro forma results presented below have been prepared to illustrate the effects of the acquisition as if it had occurred on the first day of the periods presented. The unaudited pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The following pro forma financial information is not necessarily indicative of either future results of operations or the results that might have been achieved if such transactions had been consummated on the indicated dates.

                                                                Nine Months Ended

                                                         May 31, 1998       May 31, 1997

                                                      (in thousands, except per share data)
         Total Revenues                               $       55,618      $         41,287

         Loss from Operations                                (24,202)              (23,171)

         Net Loss                                            (53,748)              (40,223)

         Basic and Diluted Loss per common Share      $       (22.14)     $         (17.13)


5.     SUBSEQUENT EVENTS

       On June 5, 1998 the Company, filed a registration statement on Form S-1 with the SEC with respect to a proposed initial public offering of $100 million of its Class A Common Stock, par value $.01 per share.


       On July 8, 1998, the Company completed a private placement of $200 million of its 11.5% Senior Notes due 2008 (the "1998 Senior Notes"). The proceeds from the offering were used to repay and retire the Company's senior secured credit facility ("Senior Facility") and will be used for capital expenditures related to the purchase and installation of communications equipment and for general corporate purposes, including working capital related to its expansion into new markets.

                                  OPTEL, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

        OpTel is a leading network based provider of integrated communications services, including local and long distance telephone and cable television services, to residents of multiple dwelling units ("MDUs") in the United States. As a rapidly growing integrated communications provider, OpTel continues to build upon its position as the largest provider of private cable television services to MDUs in the United States. In each market that it serves, OpTel seeks to become the principal competitor in the MDU marketplace to the incumbent local exchange carrier ("ILEC") and the incumbent franchise cable television operator by providing a package of voice, video and Internet access services at competitive prices. OpTel believes its contractual relationships with MDU owners and associations and its ability to deliver an integrated service offering to MDU residents over its own networks provide it with a competitive advantage.


        MDUs comprise a wide variety of high-density residential complexes, including high- and low-rise apartment buildings, condominiums, cooperatives, town houses and mobile home communities. According to 1990 U.S. Census Bureau data, there are more than 13.2 million dwelling units in MDUs with greater than 10 dwelling units in the United States. Within the MDU market, the Company focuses on MDUs of 150 or more dwelling units ("Large MDUs"). Based on industry sources, the Company believes that, within its existing markets, as of March 25, 1998, there were approximately 3.0 million dwelling units within these Large MDUs.


        The Company is currently building telecommunications infrastructure in its serviced markets and expects, by the end of calendar 1999, to be in a position to offer facilities based telecommunications services in each of its major markets. The Company presently offers services where it has a right of entry agreement ("Right of Entry") with an MDU owner to provide its cable television and/or telecommunications services. The Company classifies a unit as "passed" if it is within an MDU for which the Company has a Right of Entry and the Company has connected and activated the equipment necessary to provide services. As of May 31, 1998, the Company had 397,281 units passed for cable television services (including 27,313 units for which owner consents have yet to be delivered by ICS). At that date, OpTel had 217,106 cable television subscribers and 7,700 telecommunication lines in service (including 14,751 cable television customers and 654 telecommunication lines for which owner consents have to be delivered by ICS).


        OpTel began operations in April 1993 with a strategy of consolidating the then fragmented "private cable" television, or non-franchise cable television, industry serving MDUs. Securing long-term Rights of Entry has been an integral element of this strategy. The Company's Rights of Entry typically have original terms of 10 to 15 years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Company's Rights of Entry was approximately eight years as of May 31, 1998 (assuming the Company's exercise of available renewal options). Rights of Entry generally provide financial incentives to the property owners to promote and sell the Company's cable television and telecommunications services to MDU residents. The Company provides video programming to MDUs primarily under exclusive Rights of Entry. The Company initially offered shared tenant telecommunications services ("STS") to MDUs services under telephone Rights of Entry utilizing remote private branch exchange ("PBX") switches. In accordance with its communications strategy, the Company has begun the process of migrating its STS traffic to its own central office switches and its own network facilities. The Company intends to grow its business by negotiating additional Rights of Entry to serve MDUs currently served by other providers and newly-constructed MDUs, by acquiring other existing operators that serve MDUs, as appropriate, and by providing MDUs it currently serves for cable television with additional services, such as telephone and Internet access.


        The Company currently provides cable television and telecommunications services in several metropolitan areas including Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Ft. Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta and Orlando-Tampa. The Company has commenced offering central office switched local exchange services in Houston and Dallas-Fort Worth and is licensed as a competitive local exchange carrier ("CLEC")

                                  OPTEL, INC.


in each of its other major markets. The Company selected its current markets based upon their growth, characteristics, competitive conditions, MDU concentrations, favorable demographics and regulatory environment.


        Since April 1995, OpTel has been indirectly majority owned by Le Groupe Videotron Ltee ("GVL"), which also owns the second largest cable television operator in Canada (based on number of subscribers). GVL has invested approximately $250 million in OpTel in the form of equity capital and subordinated convertible notes (including accrued interest). These invested amounts have been critical to OpTel's growth. In addition, key members of the Company's management team gained experience in the competitive offering of telecommunications and cable television to residential markets while serving as executives of a GVL affiliate in the United Kingdom. OpTel management's extensive operating experience in both the telecommunications and cable television industries, including the construction and design of networks and sales and customer support, provides OpTel with significant expertise in managing and developing an infrastructure to support voice, video and Internet access operations.


        OpTel was incorporated in Delaware in July 1994 as the successor to a California limited partnership that was organized in April 1993. The Company's principal offices are located at 1111 W. Mockingbird Lane, Dallas, Texas 75247, and its telephone number is (214) 634-3800.

                                  OPTEL, INC.


INTRODUCTION

         Set forth below is a discussion of the financial condition and results of operations of the Registrant for the three and nine months ended May 31, 1998 (the "third quarter of fiscal 1998" and the "first nine months of fiscal 1998", respectively). This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto for the three and nine months ended May 31, 1998 included herein and the Registrant's Form 10-K for the fiscal year ended August 31, 1997. References to fiscal years are to OpTel's fiscal years which end on August 31 of each calendar year.


         On April 13, 1998, the Company closed the initial phase of the acquisition of the private cable television and telecommunications service agreements and related assets of Interactive Cable Systems, Inc. ("ICS") in Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Fort Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta, Orlando-Tampa, Indianapolis, Austin and greater Washington D.C. As of May 31, 1998, the Company had acquired approximately 66,000 cable television and telecommunications units under contract (or approximately 72% of the approximately 90,000 units under contract to be acquired). A corresponding percentage of the aggregate $80.8 million purchase price remains in escrow subject to release upon fulfilment of closing conditions. The Company expects the acquisition of the remaining units to be completed over the next several months. The $80.8 million purchase price is comprised of approximately $4.5 million in cash, approximately $16.1 million in share of Class A Common Stock, approximately $59.4 million in shares of Series B Preferred Stock plus assumed liabilities of $.8 million. The Series B Preferred Stock earns dividends at an annual rate of 8%, payable in additional shares.


RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain unaudited information derived from the Registrant's Unaudited Consolidated Statements of Operations, included herein, expressed as a percentage of total revenues:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                MAY 31       MAY 31        MAY 31       MAY 31
                                                 1998         1997         1998         1997
                                               --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
Cable television                                   94.0%        92.5%        93.9%        92.4%
Telecommunications                                  6.0          7.5          6.1          7.6
                                               --------     --------     --------     --------

Total revenues                                    100.0        100.0        100.0        100.0

OPERATING EXPENSES:
Cost of services                                   43.2         50.6         45.0         48.1
Customer support, general and administrative       51.0         72.2         55.8         68.2
Depreciation and amortization                      42.6         39.2         41.0         34.1
                                               --------     --------     --------     --------

Total operating expenses                          136.8        162.0        141.8        150.4
                                               --------     --------     --------     --------

Loss from operations                              (36.8)       (62.0)       (41.8)       (50.4)

Interest Expense, net                             (42.0)       (84.5)       (65.6)       (58.4)
                                               --------     --------     --------     --------

Net loss                                          (78.8)%     (145.5)%     (107.4)%     (108.8)%
                                               ========     ========     ========     ========

OTHER DATA:
EBITDA                                              5.8%       (22.8)%        (.8)%      (16.3)%
                                               ========     ========     ========     ========

                                  OPTEL, INC.


EBITDA represents income (loss) from operations before interest, income taxes, and depreciation and amortization.


THREE MONTHS ENDED MAY 31, 1998 COMPARED WITH THREE MONTHS ENDED MAY 31, 1997


TOTAL REVENUES. Total revenues for the third quarter of fiscal 1998 increased by $7.5 million or 71.7% to $18.0 million compared to revenues of $10.5 million for the third quarter of fiscal 1997. Compared to the preceding quarter, total revenues increased by 23.1% from $14.6 million.


CABLE TELEVISION. Cable television revenues in the third quarter of fiscal 1998 increased by $7.2 million, or 74.6%, to $16.9 million from $9.7 million in the comparable period in fiscal 1997, reflecting both a 61.8% increase in the number of customers and a 11.0% increase in the average monthly revenue per customer which rose from $25.00 in the third quarter of fiscal 1997 to $27.74 in the third quarter of fiscal 1998. Compared to the previous quarter revenue per customer increased by .6% from $27.57. These increases result from a combination of rate increases, a change in the mix of customers from bulk to retail, a shift in mix to the cities with higher revenues per customer and, over the last year, increased premium revenues as the Company's pay to basic ratio improved from 69.9% to 86.7%. The Company also continued to grow basic penetration, which increased by 1.5% percentage points compared to the third quarter of fiscal 1997.


TELECOMMUNICATIONS. Telecommunications revenues in the third quarter of fiscal 1998 increased by 36.5% to $1.1 million, from $.8 million in the comparable period in the preceding year, reflecting a 42.5% increase in the number of lines. In Houston, the Company is in the final stages of converting properties previously served by PBX to the Company's central office switch. In addition, the Company recently launched its central office switch in Dallas. The Company is also reviewing a series of alternatives for rapid switch deployment in other markets.


COST OF SERVICES. Cost of services (programming, telecommunications service costs and revenue sharing with owners of MDUs) increased by 46.6% to $7.8 million from $5.3 million because of an increase in subscribers mostly due to the ICS acquisition.


EXPENSES. Expenses (customer support, general and administrative expenses) were $9.2 million for the third quarter of fiscal 1998 compared to $7.6 million in the third quarter of fiscal 1997. As a percent of revenues, SG&A expenses declined from 72.2% to 51.0%. The increase in overall customer support, general and administrative expenses was in line with the Company's budget and was largely due to an increase in personnel associated with the expansion of the Company's operations and for the planned roll out of the Company's telecommunications services.


EBITDA. The Company's EBITDA for the quarter amounted to $1.0 million, compared to negative EBITDA of $2.4 million in the preceding fiscal year. On a sequential basis, EBITDA increased $.9 million from the previous quarter. The Company's net cash flows provided by operating activities were $0.1 million, compared to $0.6 million in the preceding fiscal year. The Company's net cash flows used in investing activities were $4.7 million, compared to $22.1 million in the preceding fiscal year. The Company's net cash flows used in financing activities were $1.5 million, compared to $0.1 million in the preceding fiscal year.


DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $7.7 million for the third quarter of fiscal 1998 compared to $4.1 million in the third quarter of fiscal 1997. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

                                  OPTEL, INC.


INTEREST EXPENSE, NET. Interest expense (net of interest income and amounts capitalized) was $7.6 million for the third quarter of fiscal 1998, a decrease of $1.3 million over net interest expense of $8.9 million for the third quarter of fiscal 1997, reflecting the conversion of the convertible notes payable to GVL into preferred stock at the beginning of the quarter.


NINE MONTHS ENDED MAY 31, 1998 COMPARED WITH NINE MONTHS ENDED MAY 31, 1997


TOTAL REVENUES. Total revenues for the nine months ended May 31, 1998 increased by $15.8 million or 54.3% to $44.9 million compared to revenues of $29.1 million for the nine months ended May 31, 1997.


CABLE TELEVISION. Cable television revenues for the nine months ended May 31, 1998 increased by $15.3 million, or 56.8%, to $42.2 million from $26.9 million in the comparable period of 1997, reflecting both a 61.8% increase in the number of customers and a 11.0% increase in the average monthly revenue per customer. These increases result from a combination of rate increases, a change in the mix of customers from bulk to retail, a shift in mix to the cities with higher revenues per customer and increased premium revenues as the Company's pay to basic ratio improved from 69.9% to 86.7%. The Company also continued to grow basic penetration, which increased by 1.5% compared to the third quarter of fiscal 1997.


TELECOMMUNICATIONS. Telecommunications revenues for the nine months ended May 31, 1998 increased by 23.6% to $2.7 million, from $2.2 million in the comparable period in of 1997, reflecting a 42.5% increase in the number of lines. In Houston, the Company is in the final stages of converting properties previously served by PBX to the Company's central office switch. In addition, the Company recently launched its central office switch in Dallas. The Company is also reviewing a series of alternatives for rapid switch deployment in other markets.


COST OF SERVICES. Cost of services (programming, telecommunication service costs and revenue sharing with owners of MDUs) increased by 44.2% to $20.2 million from $14.0 million because of an increase in subscribers mostly due to the Phonescape and ICS acquisitions.


EXPENSES. Expenses (customer support, general and administrative expenses) were $25.0 million for the nine months ended May 31, 1998 compared to $19.8 million in the comparable period of last year. As a percent of revenues, SG&A expenses declined from 68.1% to 55.8%. The increase in overall customer support, general and administrative expenses was in line with the Company's budget and was largely due to an increase in personnel associated with the expansion of the Company's operations and the planned roll out of the Company's telecommunications services.


EBITDA. The Company's EBITDA for the nine months ended May 31, 1998 were negative $.3 million, compared to negative $4.7 million in the comparable period of last year. The Company's net cash flows used in operating activities were $15.2 million, compared to $2.6 million in the preceding fiscal year. The Company's net cash flows used in investing activities were $176.2 million, compared to $129.1 million in the preceding fiscal year. The Company's net cash flows provided by financing activities were $116.2 million, compared to $243.6 million in the preceding fiscal year.


DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $18.4 million for the third quarter of fiscal 1998 compared to $9.9 million in the third quarter of fiscal 1997. The increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

                                  OPTEL, INC.



INTEREST EXPENSE, NET. Interest expense (net of interest income and amounts capitalized) was $29.5 million for the nine months ended May 31, 1998, an increase of $12.5 million over net interest expense of $17.0 million in the comparable period of last year. This increase reflects the increase in the Company's debt associated with the convertible notes and the Senior Credit Facility, which was not in place in 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The Registrant has generated net losses since its inception, resulting in an accumulated deficit of $129.6 million as of May 31, 1998. During the past year, the Registrant has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in building the Registrant's cable television and telecommunications networks and related business activities was $103.3 million for the first nine months of fiscal 1998 (including $41.3 million for the acquisition of Phonoscope and ICS) compared to $ 49.5 million for the first nine months of fiscal 1997.

        From inception and until the issuance of the Senior Notes due 2005 ("Senior Notes), the Registrant relied primarily on investments from GVL, its principal stockholder, in the form of equity and convertible notes (the "Convertible Notes') to fund its operations. Convertible Notes due to GVL (including accrued interest) amounted to $139.2 million at February 28, 1998. None of the Registrant's stockholders or affiliates are under any contractual obligation to provide additional financing to the Registrant. As of March 1, 1998, GVL converted the Convertible Notes, including accrued interest, into a like amount of Series A Preferred Stock. Such stock earns dividends at the annual rate of 9.75%, payable in additional shares, and is convertible under certain circumstances and at certain prices at the option of the holder of the shares into shares of Class B Common Stock.

        In February 1997, the Registrant issued the Senior Notes along with 225,000 shares of non-voting Class C Common Stock for aggregate net proceeds of $219.2 million. Of this amount approximately $79.8 million was placed in an escrow account in order to cover the first six semi - annual interest coupons on the Senior Notes and of which $55.3 million remained at May 31, 1998.

        In December 1997 the Registrant secured the Senior Facility which was used to provide capital to fund development. The Senior Facility consisted of a $125 million term loan bearing interest at LIBOR plus 3.5% and a $25 million revolving credit commitment. The Senior Facility was repaid on July 7, 1998 in conjunction with the Company's issuance of the 1998 Senior Notes.

        In July 1998, the Registrant issued the 1998 Senior Notes to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended, for aggregate net proceeds of $194.5 million. Of this amount approximately $21.8 million was placed in an escrow account in order to cover the first two semi - annual interest coupons on the 1998 Senior Notes.

        The Registrant's future results of operations will be materially impacted by its ability to finance its planned business strategies. In addition to the existing sources of capital the Registrant expects it will need approximately an additional $200 million in financing over the next five years in order to maximize its potential within its targeted markets in the United States. A considerable portion of OpTel's capital expenditure requirements is scaleable dependent upon the number of ROE contracts that the Registrant signs. The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to the networks and the telecommunications roll out, each of which may vary significantly from the Registrant's plan. The capital expenditure requirements will be larger or smaller depending whether OpTel is able to achieve its expected market share amongst the potential MDUs in its markets. The Registrant plans to raise future financings from additional subordinated debt, a public equity offering and/or private equity infusions. On June 5, 1998 the Company, filed a registration statement covering the proposed initial public offering of $100 million of its Class A Common Stock. There can be no assurance that the offering will be consummated, or will be done on terms deemed reasonable by the Company. There can be no assurance that the Registrant will be successful in obtaining any necessary financing on reasonable terms or at all.

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

                                  OPTEL, INC.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       Except as set forth below, the Company is not a party to any legal proceedings except for those arising in the ordinary course of business. The Company does not believe that any legal proceeding to which it is a party will have a material adverse impact on the Company's financial condition or results of operations.

       On April 27, 1998, the Civil Action was commenced against the Company in the United States District Court for the Northern District of California by Octel, charging the Company with trademark infringement, trade name infringement, trademark dilution, and unfair competition based on its use of the name "OpTel" and seeking to enjoin the Company from using the name "OpTel." The Civil Action follows a now-suspended administrative proceeding in the PTO relating to registration of the "OpTel" mark by the Company. The PTO found the Company's application for registration to be allowable; however, Octel commenced the PTO proceeding claiming that the Company's mark is confusingly similar to the "Octel" mark used by that party in a related field, and claiming that the Company's application had procedural deficiencies. During the course of the PTO proceeding, the Company acquired rights to the marks "OpTel" and "OpTel Communications" in the telecommunications field which are believed to predate the rights of Octel to its trademark, and the Company commenced two further proceedings against Octel in the PTO seeking cancellation of two of the trademark registrations owned by Octel. The various proceedings in the PTO between the Company and Octel were consolidated and thereafter suspended on May 15, 1998, in view of the commencement of the Civil Action. The Company believes it has meritorious counterclaims in the Civil Action and intends to vigorously defend against Octel's claims. The answer and counterclaims must be filed by the Company in mid-June. Although the Company does not believe that its use of the name "OpTel" infringes on the trademark or trade name rights of Octel or any other person, there can be no assurance as to the outcome of the Civil Action or that the Company will not be enjoined from the use of the name and trademark "OpTel" or the proceedings in the PTO (if reinstated) or of any other action that may be brought by any other party or that any such outcome would not materially adversely affect the Company. See "Risk Factors - Use of the Name OpTel."


       On April 9, 1998, a purposed class action complaint was filed in the district Court of Harris County, Texas by Gavin Stewart Clarkson, individually and on behalf of all cable subscribers in the U.S. that have paid late fees to either Phonoscope or the Company. The plaintiff, who formerly subscribed to cable television services provided by Phonoscope, alleges that Phonoscope's charging pre-established late fees for delinquent payments of cable subscription charges constitutes an illegal collection of a penalty and that cable service providers should only be entitled to their actual collection costs. The plaintiff seeks to enjoin Phonoscope and OpTel from collecting, or attempting to collect, such late fees. The case is in its very early stages and the Company has not yet been served with process of the summons and complaint. No assurance can be given as to its ultimate outcome or that any such outcome will not materially adversely affect the Company. OpTel believes that it will have meritorious factual and legal defenses, and intends to defend vigorously against these claims.


ITEM 2.  CHANGES IN SECURITIES

       None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 5.  OTHER INFORMATION

       None.

                                  OPTEL, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.


     (b)  Reports on Form 8-K


          March 12, 1998 - Press release announcing agreement to purchase Interactive Cable Systems, Inc.

          April 1, 1998 - Press release announcing OpTel's second quarter financial results.

          April 17, 1998 - Press release announcing initial closing of the purchase of assets from Interactive Cable Systems, Inc.

                                  OPTEL, INC.

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

       (Signature)

       BERTRAND BLANCHETTE

       Chief Financial Officer

       (Duly authorized officer and principal
        financial officer of the Registrant)

       Date:  July 14, 1998

                                  OPTEL, INC.


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT
------                -------
 27                   Financial Data Schedule