Form 10-K405
period 1998-08-31
OPTEL INC
filed 1998-11-25
CIK 1036712

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSACTION PERIOD FROM                  TO

                                   333-24881
                            (Commission file number)
                             ---------------------
                                  OPTEL, INC.

             (Exact name of Registrant as specified in its charter)
                             ---------------------

                                             OPTEL, INC.
          DELAWARE                     1111 W. MOCKINGBIRD LANE
(State or other jurisdiction             DALLAS, TEXAS 75247
             of                             (214) 634-3800                        95-4495524
      incorporation or            (Name, address, including Zip code           (I.R.S. Employer
        organization)              of principal executive offices)            Identification No.)

 Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:  NONE

 Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements contained by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

                      COMMON STOCK AS OF NOVEMBER 15, 1998

------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                COMMON STOCK                           AUTHORIZED                ISSUED AND OUTSTANDING
------------------------------------------------------------------------------------------------------------
Class A common stock, $.01 par value........            8,000,000                        164,272
------------------------------------------------------------------------------------------------------------
Class B common stock, $.01 par value........            6,000,000                       2,353,498
------------------------------------------------------------------------------------------------------------
Class C common stock, $.01 par value........             300,000                         225,000
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated into this Form 10-K by reference:
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              PAGE
                                                              ----
PART I......................................................    1
Item 1: Business............................................    1
  The Company...............................................    1
  Recent Developments.......................................    2
  Industry..................................................    3
  Strategy..................................................    4
  Markets...................................................    6
  Services..................................................    7
  Network Architecture......................................    8
  Sales and Marketing.......................................    9
  Strategic Relationships with MDU Owners...................   11
  Competition...............................................   12
  Regulation................................................   14
  Risk Factors..............................................   24
  Employees.................................................   36
Item 2: Properties..........................................   36
Item 3: Legal Proceedings...................................   37
Item 4: Submission of Matters to a Vote of Security
  Holders...................................................   37
PART II.....................................................   38
Item 5: Market for the Registrant's Common Equity and
  Related Stockholder Matters...............................   38
Item 6: Selected Financial Data.............................   39
Item 7: Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   42
  Overview..................................................   42
  Factors Affecting Future Operations.......................   44
  Results of Operations.....................................   44
  Liquidity and Capital Resources...........................   47
  Year 2000 Compliance......................................   49
  Recently Issued Accounting Principles.....................   50
  Inflation.................................................   51
Item 7A: Quantitative and Qualitative Disclosures about
  Market Risk...............................................   51
Item 8: Financial Statements and Supplementary Data.........   51
Item 9: Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................   51
PART III....................................................   52
Item 10: Directors and Executive Officers...................   52
Item 11: Executive Compensation.............................   54
Item 12: Security Ownership of Certain Beneficial Owners and
  Management................................................   59
Item 13: Certain Relationships and Related Transactions.....   62
PART IV.....................................................   64
Item 14: Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................   64
SIGNATURES..................................................   68

     References in this report to the "Company" or "OpTel" mean OpTel, Inc. together with its subsidiaries, except where the context otherwise requires. This report contains certain "forward-looking statements" concerning OpTel's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks, including those identified under "Risk Factors." Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

                                     PART I

ITEM 1:  BUSINESS

THE COMPANY

     OpTel is a leading network based provider of integrated communications services, including local and long distance telephone and cable television services, to residents of multiple dwelling units ("MDUs") in the United States. As a rapidly growing integrated communications provider ("ICP"), OpTel continues to build upon its position as the largest provider of private cable television services to MDUs in the United States. In each market that it serves, OpTel seeks to become the principal competitor in the MDU marketplace to the incumbent local exchange carrier ("ILEC") and the incumbent franchise cable television operator by providing a package of voice, video and Internet access services at competitive prices. OpTel believes its contractual relationships with MDU owners and associations and its ability to deliver an integrated service offering to MDU residents over its own networks provide it with a competitive advantage.

     MDUs comprise a wide variety of high density residential complexes, including high- and low-rise apartment buildings, condominiums, cooperatives, town houses and mobile home communities. According to 1990 U.S. Census Bureau data, there are more than 13.2 million dwelling units in MDUs with greater than 10 dwelling units in the United States. Within the MDU market, the Company focuses on MDUs of 150 or more dwelling units ("Large MDUs"). Based on industry sources, the Company believes that, within its existing markets, as of March 25, 1998, there were approximately 3.0 million dwelling units within these Large MDUs.

     The Company is currently building telecommunications infrastructure in its serviced markets and expects, by the end of calendar 1999, to be in a position to offer facilities based telecommunications services in each of its major markets. The Company presently offers services where it has a right of entry agreement ("Right of Entry") with an MDU owner to provide its cable television and/or telecommunications services. The Company classifies a unit as "passed" if it is within an MDU for which the Company has a Right of Entry and the Company has connected the equipment necessary to provide services. As of August 31, 1998, the Company had 399,210 units passed for cable television services. At that date, OpTel had 216,249 cable television subscribers and 9,244 telecommunication lines in service.

     OpTel began operations in April 1993 with a strategy of consolidating the then fragmented "private cable" television, or non-franchise cable television, industry serving MDUs. Securing long-term Rights of Entry has been an integral element of this strategy. The Company's Rights of Entry typically have original terms of 10 to 15 years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Company's Rights of Entry was approximately eight years as of August 31, 1998 (assuming the Company's exercise of available renewal options). Rights of Entry generally provide financial incentives to the property owners to promote and sell the Company's cable television and telecommunications services to MDU residents. The Company provides video programming to MDUs primarily under exclusive Rights of Entry. The Company initially offered shared tenant telecommunications services ("STS") to MDUs serviced under telephone Rights of Entry utilizing remote private branch exchange ("PBX") switches. In accordance with its communications strategy, the Company has begun the process of migrating its STS traffic to its own central office switches and its own network facilities. The Company intends to grow its business by negotiating additional Rights of Entry to serve MDUs currently served by other providers and newly-constructed MDUs, by acquiring other existing operators that serve MDUs, as appropriate, and by providing MDUs it currently serves for cable television with additional services, such as telephone and Internet access.

     The Company currently provides cable television and telecommunications services in a number of metropolitan areas including Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Ft. Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta and Orlando-Tampa. The Company has commenced offering central office switched local exchange services in Houston and Dallas-Fort Worth and is licensed as a competitive local exchange carrier ("CLEC") in each of its other major markets. The Company selected its current markets based upon their growth characteristics, competitive conditions, MDU concentrations, favorable demographics and regulatory environment.

     Since April 1995, OpTel has been indirectly majority owned by Le Groupe Videotron Ltee ("GVL"), which also owns the second largest cable television operator in Canada (based on number of subscribers). GVL has invested approximately $250 million in OpTel in the form of equity capital and subordinated convertible notes (including accrued interest). See "-- Recent Developments." These invested amounts have been critical to OpTel's growth. In addition, key members of the Company's management team gained experience in the competitive offering of telecommunications and cable television to residential markets while serving as executives of a GVL affiliate in the United Kingdom. OpTel management's extensive operating experience in both the telecommunications and cable television industries, including the construction and design of networks and sales and customer support, provides OpTel with significant expertise in managing and developing an infrastructure to support voice, video and Internet access operations.

     OpTel was incorporated in Delaware in July 1994 as the successor to a California limited partnership that was organized in April 1993. The Company's principal offices are located at 1111 W. Mockingbird Lane, Dallas, Texas 75247, and its telephone number is (214) 634-3800.

RECENT DEVELOPMENTS

     The Company commenced operating a central office telephone switch in Houston in September 1997 and has migrated most of its telecommunications subscribers in the Houston market to this switch. The Company has recently commenced operating a central office telephone switch in the Dallas-Fort Worth market and intends to migrate the MDUs it currently serves through PBX switches in that market to that central office switch over the coming months.

     Effective March 1, 1998, the Company's majority stockholder, VPC Corporation ("VPC"), an indirect wholly-owned subsidiary of GVL, exchanged $139.2 million of the Company's 15% Convertible Notes (the "GVL Notes"), constituting all of the outstanding GVL Notes (including accrued interest), for approximately 6,962 shares of the Company's 9.75% Series A Preferred Stock, par value $.01 per share, (the "Series A Preferred").

     On April 13, 1998, OpTel completed the acquisition of the private cable television and telecommunications service agreements and related assets of Interactive Cable Systems, Inc. ("ICS") in Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Ft. Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta, Orlando-Tampa, Indianapolis, Austin and greater Washington, D.C. (the "ICS Operations"), subject to the consummation of certain transfer conditions. As of October 31, 1998, OpTel had acquired approximately 78,000 cable television and telecommunications units under contract (or approximately 87% of the approximately 90,000 units under contract to be acquired). A corresponding percentage of the aggregate $83.4 million purchase price remains in escrow subject to release upon fulfillment of transfer conditions. While the Company expects the transfer of the remaining units to be completed over the next few months, the transfer of these units is subject to certain conditions, including the receipt of third party consents, and there can be no assurance that the transfer of all or part of the balance of the acquisition will be completed. See "Risk Factors -- Risks Associated with Acquisitions." The Company also services, under a management agreement, the approximately 12,000 units with respect to which, as of October 31, 1998, there remained unsatisfied transfer conditions. Pursuant to its management agreement with ICS, during the management period, the Company receives all the revenues from and incurs the expenses associated with delivering services to such units. The $83.4 million purchase price comprises approximately $4.8 million in cash, approximately $16.1 million in shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), approximately $59.5 million in shares of the Company's 8% Series B Preferred Stock, par value $.01 per share (the "Series B Preferred") plus assumed liabilities of $1.6 million and including transaction costs of approximately $1.4 million.

     On June 5, 1998, OpTel filed a registration statement on Form S-1 with the Commission with respect to a proposed initial public offering (the "IPO") of $100.0 million of its Class A Common Stock. No assurance can be given that the IPO will be consummated or, if consummated, when it will be consummated or that the proceeds received by the Company will be the amount currently contemplated.

     On July 7, 1998, the Company consummated a private placement of $200 million principal amount of 11.5% Senior Notes due 2008 (the "11.5% Senior Notes"). In October 1998, the Company commenced an exchange offer in connection with the 11.5% Senior Notes. On November 19, 1998, $200 million principal amount of the 11.5% Senior Notes were exchanged for a series of notes (the "Registered Notes") registered under the Securities Act of 1933, as amended (the "Securities Act"), with terms substantially identical to those of the 11.5% Senior Notes. (The Registered Notes and the 11.5% Senior Notes are referred to interchangeably as the "1998 Notes".) The net proceeds of the 1998 Notes were approximately $193.5 million. Of this amount, approximately $126.3 million was used to repay all outstanding amounts under the Company's senior secured credit facility (the "Senior Credit Facility") and to pay other costs associated with terminating the Senior Credit Facility (the "Senior Credit Facility Retirement"), and approximately $22.0 million was placed in an escrow account to fund the first two interest payments on the 1998 Notes.

INDUSTRY

  Widespread Changes in Communications Industry

     Both the telephone and cable television segments of the communications industry are currently undergoing widespread changes brought about by, among other things, (i) decisions of federal and state regulators which have opened the monopoly local telephone and cable television markets to competition, (ii) the ensuing transformation of the previously monopolistic communications market controlled by heavily regulated incumbents into a consumer-driven competitive service industry and (iii) the need for higher speed, higher capacity networks to meet the increasing consumer demand for expanded communications services including broader video choices and high speed Internet services. The convergence of these trends has created opportunities for new types of communications companies capable of providing a wide range of voice, video and data services.

  Opening of Communications Markets

     Divestiture of the Bell System. Until the passage of federal legislative reform in 1996 and other state and federal regulatory efforts to expand competition into the local telephone market, the structure of the U.S. telecommunications industry was shaped principally by the 1984 court-supervised divestiture of local telephone services from AT&T, Inc. ("AT&T") (the "Divestiture") and other judicial and regulatory initiatives which were designed primarily to implement structural and technical industry changes through which competition could develop in the long distance market. Under this structure, the regional Bell operating companies ("RBOCs") and certain other local exchange carriers ("LECs") were permitted to retain their monopolies in the provision of local exchange services, but were required to connect their local subscribers to the long-distance services of AT&T and other interexchange carriers ("IXCs"). Under this regime, two distinct industry segments developed; competitive IXCs, which offered subscribers long distance telephone services between judicially defined local access and transport areas ("LATAs"), and monopoly LECs, which offered subscribers local and toll services within judicially defined LATAs, including connection (or "access") to IXCs for interLATA long-distance services. As a result, the long-distance business became intensely competitive, with low barriers to entry and many service providers competing in a commodity-type market, while providers of local exchange services continued to face relatively little competition.

     Deregulation of Local Telephone Services. After the structural and technical network changes were put in place following the Divestiture to give IXCs other than AT&T "equal access" to the local exchange facilities of the monopoly ILECs, and with long-distance competition beginning to provide consumers with diverse services and lower rates, regulatory policy makers gradually began to examine whether the competitive benefits which were being experienced in the long-distance marketplace as a result of Divestiture should be expanded to local exchange services. While a small number of states and the Federal Communications Commission ("FCC") had already adopted rules and regulations which opened certain limited and discrete segments of the local exchange market to competition from competitive access provides ("CAPs") and CLECs offering primarily dedicated high-speed private line and some local switching services to large business users, the passage of the Telecommunications Act of 1996 (the "Telecom Act") codified the pro-competitive policies on a national level and required both the FCC and the state regulatory commissions to adopt significant changes in their rules and regulations in furtherance of those policies. The Telecom Act required regulators to remove market entry barriers and to enable companies like OpTel to become full service providers of local telephone service by, among other things, mandating that the ILECs provide interconnection and competitively priced network facilities to competitors. In addition, the Telecom Act permits RBOCs to offer long-distance interLATA services in competition with IXCs once they have demonstrated that they have implemented changes to permit economically efficient competition in their local markets for both business and residential services. The Telecom Act also repealed the LEC/cable television cross-ownership restriction, which prohibited LECs from providing multichannel television directly to subscribers in their telephone service areas. See "-- Regulation."

     Deregulation of Cable Television. Unlike the local telephone market, the cable television market is not subject to regulatory or statutory prohibitions on competition. Nevertheless, competition to incumbent franchised cable television operators has developed in very few of markets nationwide. Because of the lack of any meaningful competition, in 1992 Congress passed legislation providing for the regulation of certain cable rates. Subsequently, as part of its general goal of supplanting regulation with competition, the Telecom Act took further steps to provide alternative regulatory structures to encourage entry into the multichannel video programming distribution market.

     OpTel's Opportunity. The incumbent local telephone and cable television providers to date have generally been slow to expand their services beyond their traditional lines of business. In particular, the LECs generally have not offered video programming services, nor have the incumbent cable operators generally entered the telephone services market. In addition, most of the other new competitive entrants, including most CLECs, have focused almost exclusively on providing telephone service to medium to large commercial customers and have tailored the coverage area of their networks and the configuration of their business operations to provide services accordingly. Similarly, while a number of companies have begun to market wireless alternatives to cable television service, those companies have not generally begun to offer telephone services to their customers.

     Typically, the last mile connection between an ILEC and its customer is a copper wire twisted pair and the last mile connection of a cable television company is coaxial cable. The Company believes that in its markets, it is the only competitor able to serve a single subscriber with both twisted pair and coaxial cable last mile connections. Accordingly, OpTel believes that it is well-positioned to take advantage of the new regulatory and market environment and that it will be among the first to offer a single-source package of integrated voice, video and Internet access services in its MDU markets. By combining the enhanced telephone and Internet access services offered by CLECs with high quality video programming, OpTel will act as a single source provider of a wide range of voice, video and Internet access services to the MDU market. OpTel's integrated service offerings are available either individually or in bundled packages, providing the consumer with added choice and convenience.

STRATEGY

     OpTel's goal is to become the nation's largest ICP focusing on MDU markets. OpTel's strategy for achieving this goal includes the following key components:

     Provide an Integrated Service Offering. OpTel believes that by utilizing a single advanced network infrastructure it can be among the first to market a competitive integrated package of voice and video services in its target markets. OpTel focuses exclusively on the integrated communications needs of the MDU resident, which distinguishes OpTel from other competitors. OpTel believes that MDU residents are attracted by bundled service offerings, competitive pricing and integrated billing. The Company plans to supplement its voice and video offerings with high speed Internet access in all of its serviced markets. The Company also intends to introduce integrated billing of its bundled services during fiscal 1999.

     Deploy Cost Effective Networks. OpTel's networks are specifically designed to provide services to MDUs. The Company uses a combination of point-to-point microwave transmission equipment and fiber optic cable in order to offer a single source for video, voice telecommunications and eventually high speed Internet access services. A substantial amount of the capital required to provide property-specific voice and video services to an individual MDU is invested only after the Company and the owner of the MDU have entered into a Right of Entry for the MDU. The capital expenditures required to serve an MDU are therefore, to a large extent, "success-based" and will only be incurred shortly before properties are first brought into service or as needed to bring non-network served MDUs onto the Company's networks. In markets served by the Company's microwave networks, OpTel expects that the incremental capital required for it to launch central office switched telecommunications services and to connect customers will be lower than that of its competitors. Unlike copper- and fiber-based systems that require installation and maintenance of a significant amount of wire and cable, the Company's microwave networks generally will not require the installation and maintenance of physical wires between the MDU based equipment and the Company's Network Hubs (as defined under "-- Network Architecture"). As a result, OpTel expects to enjoy a lower network cost structure than certain of its competitors.

     Pursue Focused Marketing Strategy. Strategic relationships with MDU owners are a key element of the Company's marketing strategy. The Company negotiates long term Rights of Entry with MDU owners under which the Company obtains, among other things, the exclusive right to provide cable television services to an MDU or group of MDUs and an undertaking by the MDU owner to promote OpTel as the preferred telecommunications alternative to the ILEC within the MDU. The Rights of Entry generally provide MDU owners with financial incentives to work closely with the Company to promote its products and services. The Company offers prospective customers the opportunity to subscribe for Company services at the same time they sign their unit leases. The Company believes this access, coupled with customer preference for a single source of cable television and telecommunications services, significantly enhances its customer marketing efforts. In addition, the Company markets to MDU residents through (i) direct mail and direct sales campaigns, (ii) special promotion and sign-up parties,
(iii) establishment of a physical presence at a MDU and (iv) distribution of point-of-sale marketing materials.

     Provide Superior Customer Service. The Company believes that superior customer service is important to MDU residents. Therefore, the Company has dedicated resources to providing services that attract and retain subscribers. The Company has a national customer service center staffed with knowledgeable representatives to address the needs of customers 24-hours-a-day, seven-days-a-week. The Company has established direct lines to facilitate rapid response to calls initiated by MDU owners and managers. The Company also has dedicated local service teams that provide prompt installation and response to customer service calls. Because the Company believes that the best way to control the quality and consistency of technical and field services is to train and supervise the service technicians, the Company relies primarily on its own personnel to perform these functions. The Company also has established stringent staff training procedures, including its Operational Excellence continuous improvement program, and internal customer service standards.

     Pursue Selective Acquisitions and Strategic Relationships. To expand its markets and to achieve critical mass in its existing markets, the Company often evaluates opportunities to make acquisitions. Since May 1996, the Company has completed six acquisitions representing approximately 700 MDUs served and 103,000 subscribers. In addition, the Company has entered into a strategic relationship for the delivery of high speed Internet access services and will continue to evaluate other alliances, including those permitting it to host additional third-party traffic on its switches.

MARKETS

     Historically, the Company's strategy has been to enter markets either through the acquisition of private cable television operators serving the target market or by entering into Rights of Entry with a major MDU owner in the market. Upon acquisition of an operator, the Company historically has begun the process of upgrading the acquired systems by converting MDUs from satellite master antenna television ("SMATV") technology to the Company's microwave or, in Houston, to fiber optic networks, adding additional programming and improving customer service. In addition, the Company has been able to achieve cost efficiencies by consolidating acquired operations into its existing organization. The Company's strategy for entering new telecommunications markets is through the deployment of network infrastructure and interconnecting such infrastructure to the Company's existing video distribution network. See
"-- Network Architecture."

     The following table sets forth, as of August 31, 1998, the markets where OpTel currently operates and, for each such market, certain additional information including the date the Company launched, or intends to launch, its central office switched telecommunications service offering. The timing and order of the launch of central office switched telecommunications services in each of the Company's markets may vary and will depend on a number of factors, and no assurance can be given the Company will launch such services in each of its markets.

                                                        CABLE
                                      UNITS PASSED   TELEVISION    TELECOMMUNICATIONS   EXPECTED CLEC SERVICES
LOCATION                              FOR CABLE(1)   SUBSCRIBERS    LINES IN SERVICE         LAUNCH DATE
--------                              ------------   -----------   ------------------   ----------------------
Houston.............................    138,814         66,467           2,682          In service
Dallas-Fort Worth...................     51,465         25,031           3,385          In service
Los Angeles.........................     20,464         13,088             103          Fiscal 1999
San Diego...........................     23,037         13,432             146          Fiscal 1999
Miami-Ft. Lauderdale................     21,936         17,112             148          Fiscal 1999
Phoenix.............................     26,154         10,265             358          Fiscal 1999
Denver..............................     18,939         10,763             338          Fiscal 1999
San Francisco.......................     23,648         16,254              87          Fiscal 1999
Chicago.............................     29,708         18,082             117          Fiscal 1999
Atlanta.............................     12,550          7,445             169          Fiscal 2000
Orlando-Tampa.......................     17,231         10,184             286          Fiscal 2000
Other markets(2)....................     15,264          8,126           1,425
                                        -------        -------           -----
          Total(3)..................    399,210        216,249           9,244
                                        =======        =======           =====

---------------

(1) Units passed represents the number of units to which the Company has connected its cable television systems. As of August 31, 1998, the Company had connected telecommunications infrastructure at only 35,671 units.

(2) Other markets include Austin, Corpus Christi and San Antonio, Texas; Daytona Beach and Tallahassee, Florida; Las Vegas, Nevada; Indianapolis, Indiana; and greater Washington, D.C. Other than with respect to Austin, Texas and Indianapolis, Indiana, the Company has not yet decided whether to concentrate in these markets and launch telecommunication services or to dispose of assets in these markets.

(3) Includes 15,156 units passed for cable, 8,317 cable television subscribers, and 254 telecommunications lines in services related to the portion of the acquisition of the ICS Operations for which, as of August 31, 1998, the transfer conditions had not yet been satisfied.

     The Company installed its first central office switch in the Houston market in October 1997 and currently offers switched access local exchange services to most of its telecommunications customers in Houston. The Company installed, activated and tested its central office switch in the Dallas-Fort Worth market in April 1998 and is currently providing switched access local exchange services to select customers in Dallas-Fort Worth. As of August 31, 1998, the Company had 50,640 units under contract and 24,081 units passed for telecommunications in Houston and Dallas-Fort Worth. The Company intends to progressively commence full scale marketing of local exchange based telecommunications services in all of its major markets by the end of calendar 1999. The Company is licensed as a CLEC in all of its major markets and has completed or is negotiating interconnection agreements with the principal ILECs in each of these markets.

SERVICES

     OpTel provides a wide range of voice, video and Internet access services, both individually and as integrated service offerings.

     Voice. OpTel's telephone Rights of Entry generally provide that the MDU owner will market exclusively OpTel's local telephone services to MDU residents. In the markets where it has central office switches, OpTel offers local exchange telephone service, including standard dial tone access and substantially all other feature groups provided by the ILEC. OpTel offers a wide range of value-added services, including call forwarding, call waiting, caller identification, conference calling, speed dial, calling card, 800-numbers and voice mail. OpTel generally prices its local telephone offering at a discount to the ILEC rates in each of its serviced markets. OpTel also provides long distance services, including outbound, inbound and calling card services. OpTel contracts or plans to contract for other ancillary services, including operator service, directory listings and emergency 911 service and, in certain markets, transport, from the local ILEC and other service providers.

     The Company currently provides telephone service under two regulatory frameworks. In Houston and Dallas-Fort Worth, the Company provides telephone services as a CLEC through Company owned central office switches. In other markets, and to a limited extent in Houston and Dallas-Fort Worth, OpTel provides telephone services as an STS provider. The Company intends to convert substantially all of its STS telephone operations to CLEC operations and to provide switched access local exchange services to substantially all of its telephone customers by the end of calendar 1999.

     Video. OpTel offers its subscribers a full range of popular cable television programming at competitive prices. The Company's networks are capable of delivering up to 72 uncompressed analog channels of programming. The Company offers various programming packages to its cable television subscribers. The Company's basic video programming package provides extensive channel selection featuring all major cable and broadcast networks. The Company's premium video programming package features uninterrupted, full-length motion pictures, sporting events, concerts and other entertainment programming and includes HBO, Cinemax, Showtime and The Movie Channel, as well as supplementary channels such as HBO 2, HBO 3 and Cinemax 2. Premium services are offered individually or in discounted packages with basic or other services. Certain of the Company's systems are capable of offering movies, sporting events, concerts and other special events on a pay-per-view basis.

     In addition, the programming selections available at an MDU served by the Company's microwave networks can be tailored to the demographics of each MDU and, unlike franchise cable television systems which may be required to carry all local broadcast channels and public access channels, the Company's microwave networks can utilize all of their available channels to provide popular entertainment, news and information programming.

     The Company's programming packages are generally competitively priced compared to similar packages offered by the incumbent franchise cable television operator.

     To enhance its video programming offerings, the Company has made arrangements with a direct broadcast satellite ("DBS") service provider for distribution of additional video programming via DBS technology. The Company currently provides this programming on a limited basis to MDUs in its San Francisco and Miami-Ft. Lauderdale markets using a single, standard direct broadcast satellite receiving antenna at each serviced MDU. The DBS signal is received in digital form, converted at the MDU receiver site to analog form and over coaxial cable distributed to the subscriber's unit. DBS transport permits the Company to provide basic programming or to supplement the Company's other programming services.

     High-Speed Internet Access. OpTel currently provides Internet access service to residents of certain properties in the Houston market in collaboration with a local Internet service provider ("ISP") and a local CAP. OpTel has recently initiated a high-speed Internet access service in Dallas-Fort Worth in conjunction with I(3)S, Inc. ("I(3)S"), an ISP. The Company and I(3)S have a strategic alliance to provide high-speed Internet services in the Company's major markets. The Company intends to roll out its high speed Internet access service in substantially all of its major markets prior to the end of fiscal 2000.

     The Company expects to offer customers a choice of transmission speeds ranging from approximately 64 kilobits ("KB") per second (normal dial-up Internet speed is typically 28.8 KB per second) to 10 megabits ("MB") per second. In MDUs where data transport is to be provided via the Company's networks, the Company expects to be able to offer transmission speeds of up to 10 MB per second. In MDUs where the Company utilizes leased transport facilities, the Company may choose to offer transmission speeds of up to 1.5 MB per second; however, higher transmission speeds could be offered through the lease of incremental bandwidth. Internet connections providing transmission speeds over 0.5 MB per second are generally referred to as "high-speed." The transmission speeds that the Company intends to offer will greatly exceed the 64 KB per second speed available from many LECs through Integrated Services Digital Network ("ISDN") technology.

     OpTel initially will connect each property to the ISP's point of presence using OpTel's microwave transport or its owned or leased fiber transport. At each property, the data stream will be carried to the subscriber's unit via the property's existing coaxial cable distribution wiring. The subscriber will connect a personal computer to the high-speed Internet service using software provided by the ISP and the subscriber's cable modem which will be connected to a standard cable television outlet.

     Wholesale Services to ISPs. The Company believes that with the recent growth in demand for Internet services, numerous ISPs are unable to obtain network capacity rapidly enough to meet customer demand and eliminate network congestion problems. The Company plans to supplement its core end user product offerings by providing a full array of local services to ISPs, including telephone numbers and switched and dedicated access to the Internet.

NETWORK ARCHITECTURE

     The Company's strategy is to deliver all of its service offerings through integrated networks. The Company uses a combination of point-to-point microwave transmission equipment and fiber optic cable in order to offer a single source for video, voice telecommunications and eventually high speed Internet access services. As of October 31, 1998, the Company had 51 microwave networks in service in eleven metropolitan areas, and, in Houston, three fiber optic networks, covering over 400 route miles. In order to integrate service offerings, the Company actively adds properties it services within existing network coverage to these networks and seeks to cost effectively develop new networks to cover MDU clusters serviced by the Company in new or expanded markets.

     To maximize network coverage of its microwave networks, the Company establishes hubs designed to service MDU clusters (each a "Network Hub"). Network Hubs usually are located on rooftops or towers. The network is extended from the Network Hubs to the serviced MDUs via point-to-point microwave. Each Network Hub includes equipment to receive and transmit the Company's video programming. The signal is transmitted to a receiving dish at the MDU which must be within the line of site of the Network Hub or a repeater site. To ensure transmission quality, the Company limits the radius of each microwave link to between four and ten miles, depending on topographic and climatic conditions. Within the MDUs it serves, the Company distributes video programming via conventional coaxial cable. The on-property network uses a combination of traps (electronic filtering devices), addressable decoder-converter boxes and interdiction.

     OpTel's network design is digital capable. All voice traffic over OpTel's networks is digitally compressed. The networks will facilitate digital compression for video signal when economical and required by the marketplace. If OpTel is required to carry digital broadcast programming (e.g., high definition television ("HDTV")), then the networks may be upgraded to transmit such programming without material architectural change. See "-- Regulation."

     The Company transports video programming to MDUs which are not yet on the Company's networks by receiving video programming at a self-contained SMATV head end located at the MDU. The Company intends to convert the vast majority of its SMATV systems to microwave or fiber optic networks by the end of fiscal 2000. See "-- Regulation."

     To roll out its central office switched voice telecommunications offering in areas covered by its microwave networks, the Company will link certain of its Network Hubs to both the central office switch and other Network Hubs to form a network backbone. This network backbone will utilize either of 6GHz or 11GHz microwave or fiber optic transmission capacity to form synchronous optical network ("SONET") self-healing rings that provide high speed redundant connections for the delivery of voice traffic. Where it uses fiber, the Company either will install its own fiber optic facilities or on a limited basis will lease fiber from other providers. Voice traffic will be delivered from a Network Hub to a serviced MDU over 23GHz microwave links. The 23GHz microwave links will use the same microwave transmission equipment that is used to relay video signal. Voice traffic is delivered to the individual unit using a traditional copper wire twisted pair. The Company has recently commenced offering network based central office switched telecommunication services in Houston over its fiber optic networks and in Dallas-Fort Worth over its microwave networks.

     The Company has chosen the 5ESS-2000 digital switch manufactured by Lucent Technologies Inc. ("Lucent"). Unlike traditional long distance or local switches, the Lucent switch enables the Company to provide local and long distance services from a single platform. This uniform and advanced switch platform enables the Company to (i) deploy features and functions quickly in all of its networks, (ii) expand switch capacity in a cost effective manner and
(iii) lower maintenance costs through reduced training and spare part requirements. The Company expects to continue to deploy Lucent switches to provide a consistent technology platform throughout its network. The Company will use its networks to aggregate MDU long distance and local traffic at its central office switch. As an initial entry strategy in certain markets, the Company intends to lease telecommunication switch capacity in certain markets from third-party providers in order to accelerate the roll out of telephone services and to migrate telecommunications services to its own switch over time. OpTel has entered into an agreement with a national CLEC, pursuant to which OpTel may purchase local telephone service and local loop elements. During any time period and in any market that the Company is purchasing such services from the CLEC, the CLEC has the exclusive right to provide OpTel with these services. OpTel is required to maintain each service ordered for a 24-month minimum period.

     From time to time, prior to or in lieu of establishing a microwave link for telecommunications services, the Company may lease transport (T-1 service) from another facilities based carrier. The Company is also studying collocating certain of its facilities at ILEC switch offices as a means of providing telecommunications services. Under this type of arrangement, the Company will provide its own switching but will purchase local loops from the ILEC to connect the switch to the serviced customer.

     In areas where the Company offers telecommunications services but where it has not yet migrated to its networked central office switch architecture, a PBX switch is installed at the MDU and traffic from the MDU is transported via leased trunk lines to the LEC's central office. From the LEC's central office, local calls are routed through the LEC's network. The Company intends to convert all of its PBX serviced properties to its central office switched telecommunications offering.

     OpTel has contracted with a third party to monitor its central office switches and certain network elements connected to those switches. In 1999, OpTel will establish a Network Operations Center to internalize the functions now provided by the third party and to enhance monitoring, control and maintenance of its networks. OpTel's Network Operational Center will be located at its Dallas headquarters and will be staffed 24-hours-a-day, seven-days-a-week. The Network Operations Center will monitor and manage OpTel's central office telephone switches, PBX switches and certain additional elements of its telecommunications and cable television networks.

SALES AND MARKETING

     A critical aspect of the Company's sales and marketing efforts is the development of strategic contractual relationships with MDU owners. These relationships encourage the owners to promote and sell the Company's cable television and telecommunications services to MDU residents. The Company intends to grow its business by negotiating additional Rights of Entry to serve MDUs currently served by other providers and newly-constructed MDUs, by acquiring other existing operators that serve MDUs, as appropriate, and by providing MDUs it currently serves for cable television with additional services, such as telephone and Internet access.

     The Company tailors its sales and marketing efforts to two different constituencies: (i) owners of MDUs and their agents and (ii) residents at MDUs for which the Company has obtained Rights of Entry. Each constituency is served by a separate sales and marketing team.

  Sales and Marketing to MDU Owners

     The Company maintains a full-time professional sales force dedicated to securing Rights of Entry from owners of MDUs. Many of the Company's sales representatives have previous experience in commercial real estate sales and leasing. The Company has developed an incentive compensation plan for sales personnel which the Company believes encourages sales personnel to target MDUs with more favorable demographic characteristics.

     Marketing to local MDU owners is conducted primarily by (i) using established relationships with property developers, owners and management companies, (ii) direct mail and direct sales campaigns to owners and apartment managers, (iii) canvassing MDU owners with properties within the coverage of the Company's existing and planned networks and (iv) attending and participating in trade shows, conventions and seminars targeted to the MDU industry. In addition, the Company markets to owners of large multiregional portfolios of MDUs via a dedicated sales team. When marketing to MDUs, the Company emphasizes the following competitive advantages:

     New Revenue Source for MDU Owner. An MDU owner who enters into a Right of Entry with the Company generally receives a percentage of the revenue generated by the MDU. The revenue sharing percentages generally range between six and ten percent of such revenue, are often scaled based on penetration and are fixed over the term of the Right of Entry. The Company may from time to time pay up-front "key-money" in lieu of or in combination with revenue participation. While some franchise cable television operators and ILECs now offer revenue sharing and access fee arrangements to some MDU owners, it is the Company's experience that neither the ILECs nor the incumbent franchise cable television operators are generally willing to offer broad-based, revenue-based incentive compensation to MDU owners.

     Property Enhancements. The Company often installs a package of telecommunications and security enhancements at the MDUs it serves, at a nominal cost or at no cost to the MDU owner. For example, the Company can install a monitoring camera at the main entrance that permits MDU residents to identify guests by tuning their television set to the building's security channel. In addition, the Company often provides a dedicated information channel that permits the building's management to send messages to the MDU residents over the private cable television system. These enhancements are relatively inexpensive for the Company to provide and can be important to MDU owners and property managers.

     New Marketing Tool and Amenity to Rent Apartments. The principal concern of an MDU owner is to rent apartments. The Company believes that its services and property enhancements can serve as an important marketing tool for owners to attract prospective tenants because its services are generally provided at a price competitive with those charged by the franchise cable operator and lower than those charged by the ILEC and long distance carriers. The Company works with on-site managers to emphasize the benefits of the Company's services and the added value and convenience provided by the Company. The Company also maintains direct lines to facilitate rapid response to customer support calls initiated by MDU owners and managers.

  Marketing to MDU Residents

     Once an MDU owner executes a Right of Entry, the Company aggressively markets its services to actual and potential subscribers within the MDU in order to increase penetration rates for basic and additional services. The Company believes that its best opportunity for a sale arises when a resident first signs a lease and takes occupancy in an MDU. Accordingly, the Company believes that during the first few years after it activates cable television or telecommunications services at an MDU it benefits from the high rate of MDU resident turnover. The Company has developed orientation and incentive programs for on-site property managers and leasing agents, with the objective of enlisting them as the Company's subscriber sales force. In addition, the Company markets to MDU residents through (i) direct mail and direct sales campaigns, (ii) special promotions and sign-up parties, (iii) establishment of a physical presence at a building and (iv) distribution of point-of-sale marketing materials. The Company stresses the following themes when marketing its services to MDU tenants:

     Simplicity and Convenience. In general, a subscriber can order any of the Company's services through the MDU's leasing agent at the time of lease signing. In addition, in certain of its markets, the Company is able to provide one-stop shopping for both cable television and telecommunications services.

     Competitive Pricing. The Company believes it offers a competitive telecommunications offering and cable television channel line-up (often including pay-per-view and premium services) at prices that are generally competitive with those charged by the ILEC and local franchise cable television operator. Upon introduction of its integrated billing system, the Company plans to offer pricing incentives to purchase more than one service from OpTel.

     Superior Video Offering. The number of channels provided by the Company at an MDU generally equals or exceeds that of the local franchise operator in that market. In addition, the programming selections available at an MDU served by the Company's microwave networks can be tailored to the demographic characteristics of the MDU and, unlike franchise cable television systems which may be required to carry all local broadcast channels and public access channels, the Company's microwave networks can utilize all of their available channels to provide popular programming.

     Better Service and Quality. The Company is upgrading its networks and support systems to ensure continued reliable, high quality delivery of a range of cable television and telecommunications services and expanding its offerings to encompass a broad range of value-added telecommunications services. The Company is committed to providing excellent customer service. The Company believes the most effective means of attracting and retaining MDU owners and subscribers is by providing high quality subscriber service, including: (i) maintaining a 24-hour-a-day, seven-day-a-week subscriber telephone support, (ii) computerized tracking of all incoming calls to minimize waiting times, (iii) scheduling service calls generally the same day the subscriber indicates a service problem, (iv) scheduling flexible, seven-day-a-week installation and service appointments, (v) placing follow-up calls and on-site inspections to verify subscriber satisfaction and (vi) completing 80% of installations within three business days of receiving the initial installation request, often within 24 hours. The Company also uses focus groups and subscriber surveys to monitor subscriber satisfaction.

STRATEGIC RELATIONSHIPS WITH MDU OWNERS

     A critical aspect of the Company's growth strategy is the development of strategic relationships with owners of MDU portfolios. These relationships encourage the MDU owner (which may be an ownership association) to promote and sell the Company's cable television and telecommunications services to MDU residents.

     The Company solicits and negotiates Rights of Entry with owners of national, regional and local portfolios of MDUs, as well as with institutions such as hospitals, universities and hotels. The Company's Rights of Entry typically have original terms of ten to fifteen years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Company's Rights of Entry was approximately eight years as of August 31, 1998 (assuming the Company's exercise of available renewal options).

     Many Rights of Entry provide MDU owners with financial incentives to work closely with the Company to promote its products and services. Financial incentives may include revenue sharing or payment of up-front inducements to MDU owners. In addition, the Company believes that the delivery of special services tailored to MDU owners and residents provides marketing advantages to the MDU owner in leasing its units. The Rights of Entry acquired by the Company through its various acquisitions (which represent approximately 78% of the Company's units under contract as of August 31, 1998) have not always contained all of the foregoing terms and provisions.

     The long-term Rights of Entry negotiated with MDU owners effectively make the Company the exclusive multichannel television provider, leaving MDU residents with the option of receiving multichannel television from the Company or receiving off-air programming from local broadcasters. Rights of Entry covering telecommunications include an undertaking by the MDU owner to promote OpTel as the preferred telecommunications alternative to the ILEC within the MDU. The Company believes that the development of strategic relationships with MDU owners will enable the Company to maintain its preferred competitive position even if the exclusivity of the Rights of Entry becomes limited by future developments. However, legal and regulatory limitations on exclusivity could adversely affect the Company's ability to form new strategic relationships with MDU owners and could increase the capital costs associated therewith.

COMPETITION

     Substantially all markets for voice, video and Internet services are highly competitive, and the Company expects that competition will intensify. In each of its markets, the Company faces significant competition from larger companies with greater access to capital, technology and other competitive resources. The Company's switched local exchange services compete with ILECs, other STS providers, CLECs and CAPs and will compete with long distance telephone companies and franchise cable television operators as they begin to enter the local telephone business. The Company's long distance services compete with established IXCs and resellers. In addition, recent telecommunications offerings, including personal communications systems ("PCS"), and future offerings may increase competition in the telecommunications industry. The Company's private cable television services compete with incumbent franchise cable television operators as well as wireless cable television operators, other private cable television operators, DBS operators and stand-alone satellite service providers.

     Recent and future legislative, regulatory and technological developments likely will result in additional competition in each of the markets in which the Company competes. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs and IXCs may result in providers capable of offering bundled cable television and telecommunications services in direct competition with the Company. Although the Company as a matter of course investigates new sources of programming and technologies that may increase its range of services, other larger and more diversified competitors may attract the targeted MDUs based on their increased menu of services. While the Company believes that the exclusivity provisions of its Rights of Entry provide it with competitive advantages, such advantages may be significantly diminished by technological and other developments beyond the control of the Company. In addition, technological developments may allow competitors of the Company to bypass property owners altogether and market their services directly to tenants of MDUs. See "Risk Factors -- Risks Associated with Rights of Entry" and "-- Competition."

     Certain of the Company's current and potential competitors are described below.

     ILECs. In each of its markets, OpTel faces, and expects to continue to face, significant competition for the local exchange services it offers from the ILECs, which currently dominate their local telephone markets. OpTel competes with the ILECs in its markets on the basis of product offerings (including the ability to offer integrated voice and video services), reliability, technology and customer service, as well as price.

     In addition, under the Telecom Act and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition also establishes the predicate for the incumbent RBOCs to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer "incidental" long distance service in-region and to offer out-of-region long distance service. Once the RBOCs are allowed to offer in-region long distance services, they will also be in a position to offer single source local and long distance service similar to that offered by OpTel and proposed by the three largest IXCs (AT&T, MCI and Sprint Corporation). The Company expects that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the telecommunications services businesses. See "Risk Factors -- Regulation" and
"-- Regulation."

     OpTel has sought, and will continue to seek, to provide a full range of local voice services in competition with ILECs in its service areas. The Company expects to compete in this market by (i) establishing strategic relationships with MDU owners so as to allow the Company to market effectively to MDU residents, (ii) providing value added, enhanced services to MDU residents, (iii) bundling its telecommunications and cable television services,
(iv) providing a high level of customer service and responsiveness and (v) competitively pricing its products.

     The Telecom Act permits the ILECs and others to provide a wide variety of video services directly to subscribers in competition with OpTel. Various LECs currently provide video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures.

     CLECs and Other Competitors. Other CLECs compete for local telephone services, although they have to date focused primarily on the market for corporate customers. In addition, potential competitors capable of offering private line and special access services also include other smaller long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users. However, OpTel believes that it will be among the first to offer an integrated package of voice, video and Internet access services to customers in MDUs.

     Incumbent Franchise Cable Systems. The Company's major competition for cable television Rights of Entry in each market comes from the incumbent franchise cable television operator. In certain markets serviced by the Company, franchise cable television operators now offer revenue sharing and access fee arrangements to MDU owners. There can be no assurance that these payments will not increase in the future as competition increases for access to the higher quality MDUs. Another basis of competition is the breadth of programming and range of services offered. The Company competes with franchise cable operators by (i) focusing exclusively on MDUs, (ii) sharing profits with MDU owners, (iii) providing an integrated product offering that to an increasing extent in the future will include Internet services, (iv) offering customized programming and
(v) charging lower cable and local telephone rates to subscribers.

     Wireless Cable. Wireless cable systems are similar to the Company's 18GHz and 12GHz networks in that they use microwave transmitting and receiving equipment. Wireless cable systems differ from 18GHz and 12GHz systems in that
(i) they "broadcast" their video programming directly to individual subscribers and generally not to an MDU's receiver (ii) their systems transmit in an omni-directional manner, while 18GHz systems are point-to-point, which allows them to provide service to all households within a wireless operator's "line-of-sight," and (iii) wireless cable systems may include subscriber-to-hub transmission capabilities, which would allow them to provide interactive and telecommunication services. Historically, wireless operators have had difficulty acquiring or leasing the critical mass of channels required to offer a competitive programming lineup.

     Local Multipoint Distribution Service. The FCC has issued rules reallocating the 28GHz band to create a new local exchange and video programming delivery service referred to as local multipoint distribution service ("LMDS"). LMDS systems, like wireless cable systems, will use point-to-multipoint microwave distribution. Unlike wireless cable systems, however, LMDS systems, using the proposed allocation in the 28GHz band, will be able to provide channel capacity equal or greater to that of most cable systems, including the Company's cable systems. In addition, LMDS systems may include subscriber-to-hub transmission capabilities, which would allow them to provide interactive and telecommunication services. In March 1998, the FCC completed its auction of LMDS licenses. So far, however, there has been no significant commercial deployment of LMDS systems in the Company's serviced markets.

     SMATV Systems. The largest number of private cable companies are operators of SMATV systems. Like the Company, these SMATV operators offer a multichannel television service pursuant to Rights of Entry with MDU owners. Where the Company has introduced or will introduce 18GHz systems, the Company competes with SMATV systems on the basis of (i) larger channel offerings (typically SMATV offers 33 to 45 channels), (ii) the quality of its video programming delivery,
(iii) customer service and (iv) the perceived high price of SMATV relative to the programming package provided.

     Direct Broadcast Satellite. DBS systems involve the transmission of encoded video programming direct from a satellite to the home user without any intermediate processing or retransmission by a terrestrial operator. Although prices have been decreasing, DBS service typically requires the purchase of equipment and installation fees which are a significant cost to the subscriber. In addition, subscribers generally pay a monthly programming fee to receive DBS service, which can be lower than those charged by the Company before consideration of the equipment costs. However, the Company believes that it can effectively compete with DBS systems in the MDU marketplace for the following reasons. First, DBS line-of-sight problems are significant (unless an entire MDU is connected to the service) because a DBS antenna must be pointed in the proper direction to receive video programming from the satellite. More importantly, DBS operators are generally not permitted to retransmit network or local broadcasting programming. Certain DBS operators have announced "MDU programs" which generally consist of either (i) paying commissions to a local satellite dish dealer who has, at its own expense, overbuilt an MDU or (ii) billing MDU owners for the service on a bulk basis. The Company's Rights of Entry currently prohibit an MDU owner from allowing a DBS system to be installed at the MDU subject to legal and regulatory limitations. See "-- Regulation of Cable Television -- Subscriber Access" for discussion of a recent FCC decision limiting the enforceability of restrictions on DBS antennae placement in MDU areas (such as apartment balconies or patios) under the exclusive occupancy of a renter.

     Internet Services. The market for Internet access services is extremely competitive and highly fragmented. No significant barriers to entry exist, and competition in this market is expected to intensify as use of the Internet grows. The Company competes (or in the future may compete) directly or indirectly with (i) national and regional ISPs, (ii) national telecommunications companies, (iii) LECs, (iv) cable operators and (v) nonprofit or educational ISPs. Some of these present or potential future competitors have or can be expected to have substantially greater market presence and financial, technical, marketing and other resources than the Company. Certain of the Company's online competitors have introduced unlimited access to the Internet and their proprietary content at flat rates, and certain of the LECs have also introduced competitive flat-rate pricing for unlimited access (without a set-up fee for at least some period of time). There can be no assurance that competition will not lead to increased pricing pressures in the Internet business.

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In addition, a continuing trend towards business combinations and alliances in the communications industry may also create significant new competitors to OpTel. The Company cannot predict whether competition from such developing and future technologies or from such future competitors will have a material impact on its operations. See "Risk Factors -- Competition."

REGULATION

     The telecommunications and multichannel television industries are subject to extensive regulation at the federal, state and local levels. The following summary does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the telecommunications and multichannel television industries. Legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies, as well as state and local franchise requirements, have in the past, and may in the future, materially affect the Company and the telecommunications and multichannel television industries. Additionally, many aspects of regulation at the federal, state and local levels currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal or adopt new laws and administrative regulations and policies. Neither the outcome of these proceedings nor their impact on the Company can be predicted at this time. The Company believes that it is in compliance in all material respects with all federal, state and local regulations applicable to it. In some instances, the Company has acquired businesses that did not comply with all regulations applicable to them and it undertook to remediate such matters as soon as practicable. See "Risk Factors -- Risks Associated with Acquisitions."

  TELECOMMUNICATIONS REGULATION

     The telecommunications services provided by the Company are subject to regulation by federal, state and local government agencies. As the Company implements its telecommunications strategy, which includes replacing many of its current PBX switches with networked central office switches, the Company will increasingly become regulated as a CLEC. The FCC has jurisdiction over interstate services and state regulatory commissions exercise jurisdiction over intrastate services. Additionally, local authorities may regulate limited aspects of the Company's business, such as the use of public rights-of-way. The following subsections summarize the local, state and federal regulations that pertain to the Company's current and projected telecommunications services.

     Competitive Local Exchange Carrier Regulation

     The FCC historically has left the regulation of the intrastate aspects of local exchange service to the states. It has, however, exercised its jurisdiction over interstate matters and jurisdictionally mixed matters respecting local telephone service. The Telecom Act expands the FCC's authority to regulate local exchange service, and there can be no assurance that the FCC will not exercise this authority aggressively.

     State regulation of local exchange service traditionally has favored the ILECs. The state laws have, with the exception of STS, generally prohibited competition in the local exchange services market. The Telecom Act expressly preempts such prohibitions. The Telecom Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States may, however, impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. Local authorities may also require reasonable, competitively neutral compensation for use of the public rights-of-way.

     For purposes of the Telecom Act, CLECs and ILECs are subject to the same basic set of requirements. However, certain additional obligations are imposed on ILECs, but not on CLECs. Although the Company does not believe that the regulatory burdens applicable to CLECs will have a material effect on its business, no assurance can be given at this time regarding the extent or impact of such regulation.

     The Telecom Act requires all carriers, both CLECs and ILECs, to interconnect with the facilities of other carriers, to resell their services, to provide number portability, to provide dialing parity, to afford access to their poles, ducts, conduits and rights-of-way and to establish reciprocal compensation for the transport and termination of other LECs' telephone traffic. All providers of telecommunications services are also subject to the Telecom Act's requirements that they contribute to state and federal universal service funds. ILECs are subject to certain additional requirements, such as a duty to negotiate interconnection agreements in good faith, to unbundle elements of their networks, to provide nondiscriminatory interconnection with their networks, to comply with specific resale obligations, to provide notice of changes to their networks and to allow collocation of other carriers' equipment on their premises. The Company is not, however, considered an ILEC in any state.

     The FCC and various state public utility commissions ("PUCs") are in the process of defining the precise contours of the requirements that will govern local exchange service in the future. Although the Telecom Act sets forth certain standards, it also authorizes the states to adopt additional regulations provided that such regulations do not conflict with the federal standards. It is unclear at this time how the states will respond to the Telecom Act and what additional regulations they may adopt. Moreover, the United States Court of Appeals for the Eighth Circuit overturned portions of the FCC's First Report and Order that had set forth pricing methodologies for unbundling, resale and interconnection, and that had also set forth certain technical requirements, such as obligations relating to quality of service and combination of unbundled network elements. The Supreme Court has granted certiorari and agreed to review the Eighth Circuit decision.

     The FCC has pending a proceeding in which it will determine whether CLECs that serve information service providers are entitled to reciprocal compensation from other LECs for terminating Internet traffic that originates on other LEC's networks. The vast majority of state PUCs that have addressed this issue have concluded that CLECs are entitled to reciprocal compensation for traffic terminated to an information service provider. If the FCC concludes otherwise, the decision would have a negative effect on the Company's revenues.

     It is not possible for the Company to predict the outcome of these or any other proceedings relating to the Telecom Act. Nonetheless, at this time it is clear that an increasing number of service providers will be seeking to compete as CLECs in the local exchange markets and that state and federal regulations will, to some extent, allow for such market entry. Although jurisdictional lines of authority and basic implementation issues are being determined by the FCC and the federal courts in accordance with the statutory provisions outlined above, several states already have begun the process of opening the local exchange market to competition.

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

     Shared Tenant Services

     The resale of STS is subject to the terms and conditions in the tariffs of the telecommunications company whose services it resells and to regulation by the states in which the Company resells such services. Historically, virtually all such telecommunications company tariffs flatly prohibited resale of local exchange service. However, in recent years several state legislatures and PUCs determined that resale of local exchange service is in the public interest and have directed telecommunications companies within their jurisdictions to allow for resale of local exchange service, opening the way for STS operations. Moreover, the Telecom Act requires such resale pursuant to interconnection agreements with the ILEC. In some states, PUCs have issued detailed regulations governing the provision of STS and other resale services. In other jurisdictions where no formal requirements have been adopted, most telecommunications companies have nonetheless modified their tariffs to provide for resale of local exchange services.

     The precise terms and conditions under which such resale services may be provided varies from state to state, and from LEC to LEC, and may include significant restrictions and limitations. These include: (i) a requirement to be certified by the state PUC, (ii) restrictions with respect to the location and ownership of MDUs to which STS service may be provided and the crossing of public rights-of-way by STS operator facilities, (iii) regulations allowing telecommunications companies to apply different local service rate structures (e.g., measured use vs. flat rate) to STS providers and other subscribers, in some cases lessening or even eliminating efficiencies which might otherwise be realized through the use of the LECs' trunking facilities, (iv) regulations providing for LEC access or rights-of-way to directly service individual customers within an MDU and (v) in certain states, limits or prohibitions on resale of intrastate long distance and local service at a profit.

     None of the states in which the Company has significant operations has adopted regulations governing the provision of STS services. The California PUC has, however, adopted informal STS "guidelines." In addition, Florida requires providers of STS services to be certified to resell local exchange services. Other than the California "guidelines" and Florida's certification requirement, the Company may provide STS services in each of its major markets, subject only to individual telecommunications company tariff provisions. The tariffs of all major LECs serving these jurisdictions provide for resale of local exchange service pursuant to varying terms and conditions. Provision of STS service in these states in the future will be subject to any regulations that ultimately may be adopted by state authorities, and to changes in telephone company tariffs.

     Information Service Provider Regulation

     Information service providers, including Internet access providers, are largely unregulated at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. For instance, although the FCC has rejected proposals to impose additional costs and regulations on information service providers to the extent they use local exchange telephone network facilities, it has suggested that certain telephone-to-telephone services provided by information service providers using the Internet backbone may be reclassified as "telecommunications services" and subject to regulation as such. Any such change may affect demand for the Company's Internet related services. In addition, the FCC has pending a proceeding in which it will determine whether CLECs that serve information service providers are entitled to reciprocal compensation from other LECs for terminating Internet traffic that originates on the other LEC's network. An FCC determination that information service provider traffic should not be included within reciprocal compensation calculations could have a negative effect on the Company's revenues.

     There also have been efforts at the federal and state level to impose taxes and other burdens on information service providers and to regulate content provided via the Internet and other information services. These efforts have not generally been upheld when challenged in court. Nonetheless, the Company expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on OpTel. In addition, although there is a trend in the law away from ISP liability for content posted or published on the Internet, there can be no assurance that the Company's involvement in the provision of ISP services will not subject it to liability for acts performed by third parties using the Internet.

     Long Distance Resale Regulation

     Non-dominant IXCs, such as the Company, are subject to limited federal regulation. Nonetheless, carriers are required by statute to offer their services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory, and to file tariffs for their international and interexchange services. As a non-dominant carrier, the Company is permitted to make tariff filings on a single day's notice and without cost support to justify specific rates. The FCC generally does not exercise direct oversight over cost justification and the level of charges for service of non-dominant carriers, although it has the statutory power to do so. The FCC has jurisdiction to act upon complaints brought by third parties, or on the FCC's own motion, against a carrier for failure to comply with its statutory obligations.

     Foreign Ownership Restrictions

     Section 310(b) of the Communications Act limits the extent to which foreign controlled companies may hold common carrier radio licenses. Under Section 310(b)(4) of the Communications Act, the FCC has discretion to permit common carrier licensees to exceed some of these limits. To allow the Company to provide common carrier telecommunications services using its networks, in the event that the Company should desire to do so, the Company assigned substantially all of its frequency licenses (the "Assigned Licenses") to Transmission Holdings, Inc. ("THI"), a Delaware corporation owned by United States citizens. To establish the terms of the Company's continued and unencumbered use of the Assigned Licenses, the Company entered into a license and services agreement pursuant to which THI agreed to provide to the Company all the transmission capacity it requires or may in the future require and the Company granted THI a non-exclusive license to use all of the Company's facilities and related equipment, such as microwave transmitting and receiving equipment, required to provide transmission capacity. The Company also obtained an option to acquire the assets or equity of THI, subject to FCC approval.

     In 1997, the United States agreed, as part of the World Trade Organization ("WTO") Basic Telecom Agreement, to allow foreign suppliers from WTO member nations, including Canada, to provide a broad range of basic telecommunications services in the United States. In light of those commitments, which became effective in February 1998, and consistent with its authority under Section 310(b)(4) of the Communications Act, the FCC adopted a presumption favoring grant of applications to exceed the limits on non-U.S. ownership of common carrier licensees when the non-U.S. investment is from a WTO member nation. Accordingly, the Company is in the process of reevaluating whether it should hold FCC authorizations directly and, specifically, whether it should exercise its option to purchase the assets or stock of THI. The Company has applied for FCC consent for it to purchase the stock of THI.

  REGULATION OF CABLE TELEVISION

     Certain of the Company's networks are, for regulatory purposes, deemed to be "Cable Systems." To constitute a Cable System, a multichannel television system must use hard-wire or fiber optic cable that makes a tangible physical crossing or use of a public right-of-way. All Cable Systems are required to obtain a local franchise and are subject to state and local regulation as well as federal Cable System regulation, including rate regulation in certain circumstances. The Company's microwave and SMATV systems are not considered Cable Systems and thus are not subject to local franchising requirements and are free from most Cable System regulation. The Company's Houston system, a portion of its Fort Worth system and certain other small systems are regulated as Cable Systems. However, the Company's Houston, Fort Worth and other small franchise cable television systems are exempt from federal rate regulation and the universal service obligation, even though they are Cable Systems, because they are subject to "effective competition" as discussed in greater detail below.

     Set forth below is a discussion of the principal laws and regulations governing the Company's private and franchise cable television operations.

     Federal "Cable System" Regulation. The regulations imposed on Cable Systems include requirements to (i) obtain a local franchise (which may require the franchisee to pay franchise fees to local governments of up to 5% of yearly gross revenues), (ii) delete certain programs from cablecasts, (iii) comply with certain customer service standards, (iv) retransmit certain broadcast television programming, (v) in most circumstances, conform subscriber service and equipment rates to applicable federal regulations, (vi) comply with FCC equal employment opportunity ("EEO") rules and policies, (vii) make available channels for leased-access programmers at rates that are to be calculated on a formula established by the FCC and (viii) offer customer service to all buildings passed by its network. In addition, rates for basic cable service on Cable Systems not subject to "effective competition" are regulated by local franchising authorities. Rates for upper tier or "cable programming services" on such systems are regulated by the FCC. The Telecom Act eliminates cable programming service tier rate regulation effective March 31, 1999, for all Cable System operators. The Company's networks that are Cable Systems are subject to these requirements, which impose regulatory costs and reduce the speed and flexibility with which the Company and its Cable System competitors can respond to competitive challenges from other video distribution technologies. The Company's Cable Systems, however, are exempt from rate regulation because they are, the Company believes, subject to "effective competition."

     Cable Systems are deemed to be subject to "effective competition" if any of: (i) fewer than 30% of the households in the franchise area subscribe to the service of the Cable System, (ii) the area is served by at least two unaffiliated multichannel television operators, both of which are able to provide service to at least 50% of the households in the franchise area, and the number of households actually subscribing to all but the largest multichannel television operator exceeds 15%, (iii) the local franchising authority itself offers multichannel television to at least 50% of the households in the franchise area, or (iv) a LEC or its affiliate offers multichannel television directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area. No assurance can be given that the Company does not, or will not in the future, constitute "effective competition" to any franchise cable television operator with which it competes.

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

     Must-Carry and Retransmission Consent. The Communications Act grants local television stations the right to elect either to force local Cable Systems to "carry" the television station free of charge (a "must carry" right) or to prohibit Cable Systems and private cable television systems from carrying the local television station (a "retransmission consent" right). Under the must-carry rules, a Cable System, subject to certain restrictions, generally must carry, upon request by the station and depending on the number of usable activated channels on the system, all commercial television stations with adequate signals that are licensed to the same market as the Cable System. Under the retransmission consent rules, Cable Systems and private cable television systems are precluded from carrying commercial broadcast stations that choose not to exercise their must-carry rights, all "distant" commercial broadcast stations (except for "superstations", i.e., commercial satellite-delivered independent stations such as WTBS), commercial radio stations and certain low-powered television stations, without obtaining those stations' explicit written consent for the retransmission of their programming. Retransmission consent agreements do not obviate a copyright license for the programming carried on the broadcaster's signal. However, Cable Systems and private cable television systems may obtain a compulsory copyright license for broadcast programming as described above. To date, the "must carry/retransmission consent" regulations have not had a significant impact on either the operations or profitability of the Company. Nonetheless, there can be no assurance that broadcasters, in some circumstances, will not withhold retransmission consent, require excessive compensation for that consent or impose onerous conditions thereon which could adversely affect the Company. Furthermore, it is unclear at this time the extent to which Cable Systems will be required to carry multiple signals of digital television broadcast stations or HDTV signals. The resolution of these must-carry issues may have a significant impact on the programming carried on the Company's systems.

     Changes in the Definition of a "Cable System." Formerly, to avoid being classified as a Cable System, private cable television systems were limited to linking with hard wire only commonly owned or managed MDUs without crossing a public right-of-way. The Telecom Act amended the definition of Cable System such that systems which make no use of public streets or public rights-of-way no longer are deemed to be Cable Systems, regardless of the type or ownership of properties served by the system. Thus, for example, the Company's private cable television systems now may serve mobile home parks and private communities without a local franchise and free of most federal Cable System regulations.

     Elimination of the Telco-Cable Cross-Ownership Restriction. The Telecom Act repealed the LEC cable television cross-ownership restriction, which prohibited LECs from providing multichannel television directly to subscribers in their telephone service areas. This change may increase the level of competition in the multichannel television market. LECs now have several options for entering and competing in the multichannel television marketplace. LECs now may (i) provide video programming to subscribers through radio communications under Title III of the Communications Act, (ii) provide transmission of video programming on a common carrier basis under Title II of the Communications Act (i.e., provide a common carrier video platform), (iii) provide video programming as a Cable System under Title VI of the Communications Act (franchise cable) or
(iv) provide video programming by means of an "open video system." Open video systems are not required to comply with the full panoply of federal Cable System regulation, but they are subject to certain additional programming selection limitations. It is unclear at this time the extent to which any of these market entry options will be used by LECs.

     Rate Relief for Small Cable Operators. The Telecom Act deregulated the rates charged for cable programming services in any Cable System operated by a "small cable operator" that serves 50,000 or fewer subscribers. The law defines a "small cable operator" as one which, in the aggregate, serves fewer than one percent of all subscribers in the United States and which is not affiliated with any entity with gross annual revenues in excess of $250 million. This provision may provide increased pricing flexibility for certain of the Company's competitors who qualify as "small cable operators."

     The Uniform Rate Requirement. Prior to enactment of the Telecom Act, the Communications Act generally provided that Cable Systems were required to have a rate structure for the provision of cable service that was uniform throughout its geographic area. The Telecom Act provides that this requirement is applicable only where "effective competition" is absent. Further, the Telecom Act exempts from the uniform rate requirement non-predatory bulk discounts offered to MDUs. Consequently, the franchise cable television operators with which the Company competes now have increased pricing flexibility with respect to MDU bulk discounts.

     Program Access. The program access provisions of the Communications Act were intended to eliminate unfair competitive practices and facilitate competition by providing competitive access to certain defined categories of programming. Generally, these restrictions are applicable to Cable System operators, satellite cable programming vendors in which a Cable System operator has an attributable interest and satellite broadcast programming vendors. The programming access provisions prohibit these entities from charging unfair, unreasonable or discriminatory prices for programming. Further, the programming access provisions prohibit most exclusive dealing arrangements pursuant to which Cable Systems obtain the exclusive right to distribute the subject programming within their franchise areas. Such exclusive distribution arrangements have been found to inhibit the ability of new entrants to compete in the multichannel television market. The prohibition on exclusive contracts, however, is scheduled to expire on October 5, 2002 unless the FCC determines, during a proceeding that is to be conducted in 2001, that the prohibition continues to be necessary to promote competition in the multichannel television market. The Telecom Act amended the program access provisions by adding that the provisions shall also apply to common carriers and their affiliates. Thus, telecommunications companies entering the market will find it more difficult to limit their competitors' access to programming.

     Subscriber Access. The FCC has initiated a notice of proposed rulemaking seeking comment on whether the FCC should adopt regulations restricting exclusive contracts. The FCC has indicated that it seeks to ensure a level competitive playing field in the emerging multichannel television market. One possibility raised by the FCC is the establishment of a federal mandatory access requirement or a limit on the duration of exclusive service agreements between MDU owners and video programming providers. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access or restrict exclusive agreements, there can be no assurance that it will not attempt to do so. Either such action would tend to undermine the exclusivity provisions of the Company's Rights of Entry with MDU owners. The FCC also has preempted state, local and private restrictions on over-the-air reception antennas placed on rental properties or properties occupied by, but not within the exclusive control of the viewer. This limits the extent to which MDU owners and the Company may enforce certain aspects of the Company's Rights of Entry agreements which otherwise would prohibit, for example, placement of DBS receive antennae in MDU areas (such as apartment balconies or patios) under the exclusive occupancy of a renter.

     State and Local Cable System Regulation. Because Cable Systems use public rights-of-way, they are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials often are involved in the franchisee selection, system design and construction, safety, consumer relations, billing and community-related programming and services among other matters. Cable Systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions of the franchise.

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

     The Company's Houston cable television franchise and its other limited cable television franchises are subject to state and local franchise laws. Moreover, although the Company's non-franchised private cable systems that use microwave distribution technologies are not subject to local franchise laws, state and local property tax and environmental laws are applicable to the Company's business. For example, the Company has to comply with local zoning laws and applicable covenants, conditions and restrictions when installing its antennae and other microwave equipment.

     In addition, a number of states have enacted mandatory access laws. Although such laws differ in some respects from state to state, state mandatory access laws generally require that, in exchange for just compensation, the owners of rental apartments (and, in some instances, the owners of condominiums and manufactured housing parks) must allow the local franchise cable television operator to have access to the property to install its equipment and provide cable service to residents of the MDU. Such state mandatory access laws effectively eliminate the ability of the property owner to enter into an exclusive Right of Entry with a provider of cable or other video programming services. Florida currently has a mandatory access statute for condominiums, but the validity of that statute has been called into question because an identical provision of Florida law that applied to rental properties has been held to be unconstitutional. Virginia has an anti-compensation statute that forbids an owner of an MDU from accepting compensation from whomever the owner permits to provide cable or other video programming services to the property. Such a statute limits the ability of a cable or other video programming provider to enter into an exclusive Right of Entry with an owner of an MDU because an owner usually is induced to enter an exclusive agreement through financial incentives. These statutes have been and are being challenged on constitutional grounds in various states.

     The Company does not have significant operations in any mandatory access state other than Florida (with respect to condominiums) and Illinois. When operating in Illinois, the Company generally enters into bulk sales agreements with MDU owners, whereby the MDU owner agrees to purchase cable television, at a discount, for each unit in the MDU and provides the service to the MDU resident as one of the amenities included in their rent.

  MICROWAVE AND PRIVATE CABLE REGULATION

     The Company uses microwave distribution networks, which typically operate in the 18GHz band, to interconnect individual private cable systems with each other and with head-end facilities. The FCC exercises jurisdiction over 18GHz microwave and other transport technologies using the radio frequency spectrum pursuant to Title III of the Communications Act, which vests authority in the FCC to regulate radio transmissions and to issue licenses for radio stations. The scope, content and meaning of existing laws, rules and regulations governing all microwave technologies are subject to legislative, judicial and administrative changes. There can be no assurance that future legislative or regulatory actions will not adversely affect the Company's ability to deliver video or telecommunications programming using the radio frequency spectrum or raise the cost of such delivery.

     The Company's microwave networks must comply with the FCC's licensing procedures and rules governing a licensee's operations. Application to use microwave "paths" and frequencies is made to the FCC and is subject to certain technical requirements and eligibility qualifications. After microwave paths are licensed to an applicant, the facilities must normally be constructed and fully operational within 18 months of the grant. The facilities must be built in strict accordance with the terms of the granted application. New licenses are valid for ten years from the date of grant, after which the licensee must apply to the FCC for license renewal. License renewal is not an automatic right, although it is routinely granted if the licensee is in substantial compliance with the FCC rules.

     Licensing procedures include (i) obtaining an engineering report confirming that the proposed path does not interfere with existing paths and (ii) filing with the FCC a statement of eligibility and use, a system diagram and a statement regarding compliance with the frequency coordination requirement. The entire licensing procedure requires approximately 120 days.

     The Company does not "own" the paths and frequencies granted by the FCC. Rather, the Company is merely licensed or permitted to "use" the frequencies. Moreover, the rights granted to the Company to use microwave frequencies are not to the complete exclusion of other potential licensees. First, the Company's rights only extend to the microwave paths identified in its application as connecting the various points in its network. Other microwave users are permitted to file applications and serve the same buildings as the Company (in so far as the microwave licensing is concerned), but they may not interfere with an incumbent user's licensed microwave paths. Second, the Company has no right to the airspace over which the programming is transmitted. Obstructions could be constructed in the line-of-sight of the microwave paths, precluding connection of the Network Hubs with the various reception points to be served. The microwave bands used by the Company also are authorized for use by other kinds of users, including non-video, point-to-point microwave, mobile communications and satellite transmissions. Although sharing these frequencies is technically feasible, it is possible that the Company will be unable to obtain licenses for frequency paths it desires, or that it will be able to use only a portion of the frequencies at certain locations because of pre-existing users.

     The Company anticipates that in the future it will use 6GHz, 11GHz and 23GHz microwave frequencies, which are available for both private or common carrier communications, to provide bi-directional telecommunications services. The application and licensing procedures for authorizations to use the 6GHz, 11GHz and 23GHz frequencies are substantially the same as those described above. Although the Company expects that 6GHz, 11GHz and 23GHz frequencies will be available on its current paths and to meet its future needs, the Company has not commenced frequency coordination, and there can be no assurance that the Company will be able to obtain licenses for these frequencies on the paths it desires.

     Recently the FCC, at the request of national defense agencies, restricted the use of 18GHz frequencies in the greater Denver and Washington, D.C. areas. This change could severely limit the Company's ability to use 18GHz microwave technologies in these two markets. The Company has, however, received assurances from the FCC that it will be permitted, subject to certain waiver and/or rulemaking procedures, to use 12GHz microwave as a medium to deliver multi-channel video programming and telecommunications services in Denver. The Company believes that 12GHz microwave paths are an acceptable substitute for 18GHz microwave paths and that the change will not materially adversely affect the Company's network plans in Denver. The 12GHz frequencies are not, however, generally available to private microwave licensees. Nonetheless, based on the assurances received from the FCC, the Company has commenced frequency coordinations for 12GHz paths in Denver and obtained special temporary authorization to use 12GHz frequencies on selected paths in Denver. There can be no assurance that 12GHz paths will be available for the Company's future needs in Denver or the Washington, D.C. area.

     The FCC also has issued a Notice of Proposed Rulemaking seeking comment on a proposal to make terrestrial microwave systems secondary to satellite downlinks in 250 MHz of spectrum between 18.3 GHz and 18.55 GHz. The Company's 18 GHz networks currently use 440 MHz of spectrum in the frequencies between
18.140 GHz and 18.580 GHz. Under the proposal, terrestrial stations in existence or applied for as of September 18, 1998, would be grandfathered as co-primary with satellite services in the 18.3-18.55 GHz band, but terrestrial systems for which applications are filed after that date would not be permitted to cause harmful interference to satellite downlinks in the band.

     If adopted, the proposal would severely limit the Company's use of the 18.3-18.55 GHz frequencies for new stations. In that event, the Company may seek authority to use other portions of the microwave spectrum (e.g., the 17.7-18.3 GHz band). Such use, however, would require other FCC rule changes as to which there can be no assurance. Further, there can be no assurance that migration to another portion of the microwave spectrum is technically feasible, or that such migration would not negatively affect the cost of the Company's microwave systems or its costs of operations. See "Risk Factors -- Uncertainties Related to the Availability of Radio Spectrum."

     To reduce the Company's reliance on 18GHz microwave and to take advantage of superior propagation characteristics of lower frequency microwave transmissions, the Company has initiated two proceedings at the FCC that would, if resolved in a manner satisfactory to the Company, make additional microwave bands available for use by the Company on a nationwide basis. First, the Company has filed a petition for rulemaking that proposes FCC rule changes to allow the Company and other private microwave licensees to use 12GHz frequencies nationwide for the delivery of video programming materials. These bands, which the Company has obtained limited authority to use in the Denver market, normally are not available for video distribution services by private microwave licensees. Second, the Company has sought a nationwide waiver of a restriction in the FCC's rules that prohibits non-common carrier microwave licensees from transmitting video entertainment material in the 11GHz microwave bands. There can be no assurance that either of these bands will be made generally available to the Company on a nationwide basis. Further, the FCC has issued a Notice of Proposed Rulemaking seeking comment on rule changes that would permit increased use of both the 11 GHz and 12 GHz bands by satellite operators. There can be no assurance that the FCC will not adopt rules in this proceeding that would negatively affect the Company's proposed use of these bands.

     Radio frequency ("RF") emissions from microwave equipment may pose health risks to humans. The FCC recently adopted new guidelines and methods for evaluating the environmental effects of RF emissions from FCC-regulated transmitters, including microwave equipment. The updated guidelines and methods generally are more stringent than those previously in effect. The Company expects that the microwave equipment to be provided by its vendors will comply with applicable FCC guidelines.

     Although private cable television operators are not subject to the full range of regulation applicable to Cable Systems, they are subject to the following federal regulations. First, private cable television operators are entitled to the compulsory copyright license described above. Second, private cable television operators benefit from the federal laws and regulations that require certain programming providers to make cable programming available to all multichannel video programming distributors on fair, reasonable and nondiscriminatory terms. Third, as noted above, private cable television operators are required to obtain retransmission consent from local broadcasters in order to retransmit their signals. Finally, private cable television systems are required to comply with the FCC's EEO rules and policies, although the continuing validity of these rules and policies has been called into question by a recent court of appeals decision overturning portions of the FCC's EEO rules applicable to broadcast stations.

RISK FACTORS

     In addition to other information set forth elsewhere in this report, the following risk factors should be considered.

LIMITED OPERATIONS OF CERTAIN SERVICES; HISTORY OF NET LOSSES AND NEGATIVE CASH FLOW

     OpTel's business commenced in 1993. Historically, substantially all of OpTel's revenues were derived from providing cable television services. The Company's telephone and Internet access services only recently have been initiated or their availability only recently expanded in new market areas. OpTel expects to increase substantially the size of these operations in the near future. There is, therefore, limited historical financial information about OpTel upon which to base an evaluation of OpTel's performance in the markets and for the services that will be its principal focus in the future. Given OpTel's limited experience operating telecommunications networks, there can be no assurance that it will be able to compete successfully in the telecommunications industry.

     The development of OpTel's business and the expansion of its networks will require substantial capital, operational and administrative expenditures, a significant portion of which may be incurred before the realization of revenues. These expenditures will result in negative cash flow until an adequate customer base is established and revenues are realized. Although its revenues have increased in each of the last three years, OpTel has incurred substantial up-front operating expenses for marketing, customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $28.2 million, $22.8 million and $12.6 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively, as its cable television and telecommunications customer base has grown. The Company reported positive EBITDA (see "Selected Financial Data") of $.3 million for fiscal 1998 as compared with negative EBITDA of $8.3 million and $3.9 million for fiscal 1997 and fiscal 1996, respectively. There can be no assurance that OpTel will achieve or sustain profitability or positive EBITDA in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL INDEBTEDNESS; INSUFFICIENCY OF EARNINGS TO COVER FIXED CHARGES; ABILITY TO SERVICE DEBT

     The Company's indebtedness is substantial in relation to its stockholders' equity and cash flow. As of August 31, 1998, the Company had total consolidated indebtedness of approximately $429 million and stockholders' equity of approximately $161 million. The Company's earnings would have been insufficient to cover its fixed charges by approximately $50.8 million for fiscal 1997 and $77.2 million for fiscal 1998.

     The indentures governing the Company's outstanding notes (the "Indentures") impose certain restrictions on the operations and activities of the Company. The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance, its indebtedness depends upon the success of its business strategies and its future performance, which to a significant extent are subject to general economic, financial, competitive, regulatory and other factors beyond its control. There can be no assurance that the Company will be able to generate the substantial increases in cash flow from operations that will be necessary to service its indebtedness. In the absence of such operating results, the Company could face substantial liquidity problems and might be required to raise additional financing through the issuance of debt or equity securities. Further, the Company expects that it may need to refinance the principal amount of its outstanding notes at their respective maturities. There can be no assurance that the Company will be successful in raising such financing when required or that the terms of any such financing will be attractive. See "-- Significant Capital Requirements and Need for Additional Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The degree to which OpTel is leveraged could have adverse consequences to holders of its outstanding notes including the following: (i) a substantial portion of OpTel's cash flow from operations will be dedicated to the payment of the principal of and interest on its indebtedness thereby reducing funds available for other purposes, (ii) OpTel's vulnerability to changes in general economic conditions or increases in prevailing interest rates could be increased, (iii) OpTel's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired and (iv) OpTel may be more leveraged than certain of its competitors, which may be a competitive disadvantage.

SIGNIFICANT CAPITAL REQUIREMENTS AND NEED FOR ADDITIONAL FINANCING

     The Company will require substantial capital on a continuing basis to finance cable television and telecommunications network expansion related to subscriber and market growth, to upgrade existing facilities to desired technical and signal quality standards and to finance any acquisitions of other operators. The Company believes, based on its current business plan, that its cash on hand, will provide the Company with sufficient financial resources to fund its capital requirements through the first quarter of fiscal 2000. However, the Company's future capital requirements will depend upon a number of factors, including the Company's success in obtaining new Rights of Entry, the extent of its telecommunications roll out, the size and timing of any acquisitions, marketing expenses, staffing levels and customer growth, as well as other factors that are not within the Company's control, such as competitive conditions, changes in technology, government regulation and capital costs. The Company expects to fund additional capital requirements through internally generated funds and public or private debt and/or equity financing. There can be no assurance, however, that OpTel will be successful in raising sufficient debt or equity when required or on terms that it will consider acceptable. Moreover, the terms of OpTel's outstanding indebtedness impose certain restrictions upon OpTel's ability to incur additional indebtedness or issue additional stock. In addition, both GVL and Capital Communications CDPQ Inc. ("CDPQ"), a wholly-owned subsidiary of Caisse de depot et placement du Quebec ("Caisse"), have the power to prevent the Company from obtaining additional debt or equity financing. See "-- Control by GVL" and "Security Ownership of Certain Beneficial Owners and Management -- Stockholders' Agreement." Failure to generate or raise sufficient funds may require OpTel to delay or abandon some of its future expansion or expenditures, which would have a material adverse effect on its growth and its ability to compete in the cable television and telecommunications industries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RISKS ASSOCIATED WITH ACQUISITIONS

     OpTel expects to continue to make acquisitions of strategically important businesses in the future when sufficiently attractive opportunities arise. Acquisitions may divert the resources and management time of OpTel and will require integration of the acquired operations with OpTel's existing networks and services. There can be no assurance that any acquisition of assets, operations or businesses, including the acquisition of the ICS Operations, will be successfully integrated into OpTel's operations. The Company typically has acquired businesses that were privately held by entrepreneurs, many of which businesses were without the same regulatory compliance practices and internal accounting controls and procedures as the Company. Accordingly, the Company frequently is required to take remedial actions, which may include the expenditure of funds and take extensive time to implement. In general, the Company factors the costs associated with these matters into the terms of its acquisitions, including, where practicable, through indemnification rights. However, there can be no assurance that the Company's results of operations will not be adversely affected by these or other matters arising from past or future acquisitions. Consistent with its consolidation strategy, OpTel is currently evaluating and often engages in discussions regarding various acquisition opportunities. These acquisitions may be funded by cash on hand and/or through the issuance of OpTel's debt and/or equity securities. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect OpTel's cash flow, or increase OpTel's debt, or that such an acquisition could be followed by a decline in the market value of OpTel's securities.

     OpTel recently completed the acquisition of the ICS Operations subject to the consummation of certain transfer conditions. A portion of the purchase price paid for the acquisition of the ICS Operations was deposited in escrow subject to release upon fulfillment of transfer conditions with respect to the approximately 12,000 units for which, as of October 31, 1998, there remain unsatisfied transfer conditions, including the receipt of third-party consents. There can be no assurance that the Company will complete the transfer of all or part of the balance of the ICS Operations. As of October 31, 1998, the acquisition of approximately 87% of the ICS Operations had been completed.

RISK ASSOCIATED WITH TELECOMMUNICATIONS STRATEGY

     The Company is currently introducing central office switched telecommunications services to MDUs served by its existing networks. The Company believes that a successful introduction of these telecommunications services is important to its long-term growth. Its success will be dependent upon, among other things, the Company's ability to assess markets, design and install telecommunications networks, including switches, obtain cooperation of the ILECs, when needed, and obtain any required government authorizations and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, and the willingness of MDU residents to accept a new provider of telecommunications services. There can be no assurance that the Company will be able to successfully introduce central office switched telecommunications services in each of its markets in a timely manner in accordance with its strategic objectives and failure to do so could have a material adverse effect on the Company. Specific risks associated with the Company's telecommunications strategy include:

     Switch Installation and Network Enhancement; Lack of Redundant Switches. An essential element of the Company's telecommunications strategy is the provision of switched local exchange service. The Company has recently commenced operating central office switches in its Houston and Dallas-Fort Worth markets and intends to implement central office switches in substantially all of its major markets by the end of calendar year 1999. In connection with the implementation of central office switches in additional markets, the Company will be reconfiguring its microwave networks in such markets to carry bi-directional voice traffic. The Company intends to use certain components of its existing infrastructure to deliver bi-directional transmission utilizing microwave frequencies, principally in the 23GHz band. While the Company believes this frequency and other required frequencies are available for license on the paths that will be required, the Company has not yet commenced frequency coordination in each of its markets and there can be no assurance regarding path or frequency availability. In addition, there can be no assurance that the installation of the required switches and the reconfiguration of the network will be completed on schedule. The failure of the Company to successfully reconfigure its microwave networks and to have its switches operational on a timely basis could have a material adverse effect upon the Company's ability to expand its telecommunications services. In addition, the Company intends initially to install only one switch in each market. As a result, a switch failure which disables both the primary and redundant capabilities of a Company switch may have a material adverse effect on the Company's ability to provide telecommunications services in the affected market which may continue for an indefinite period. The Company may seek to enter into contracts with other telecommunications service providers to provide backup capabilities in the event of a switch failure. However, there can be no assurance that the Company will be able to successfully negotiate such agreements or that such agreements will be available on favorable terms. See "Business -- Network Architecture."

     Reliance On Third Parties. As part of its telecommunications configuration, the Company may transport telephone traffic across municipal boundaries or LATAs which may require the Company to have multiple interconnection agreements. While the Company has entered into interconnection agreements with ILECs serving portions of its markets, the Company is currently negotiating agreements for the interconnection of its networks with the network of other ILECs in certain of the metropolitan areas the Company serves. There can be no assurance that the Company will be able to successfully negotiate interconnection agreements with the ILEC or any other LEC in each market where the Company plans to offer central office switched telecommunications services or that it will be able to do so on favorable terms. In addition, the Company has experienced delays and difficulties accessing inside wiring used or owned exclusively by the ILEC even in circumstances where it has a Right of Entry. The failure to negotiate the necessary interconnection agreements or gain access to inside wiring used or owned exclusively by the ILEC could have a material adverse effect upon the Company's ability to expand its telecommunication services. Currently, the Company provides local telephone service as an STS provider in most of its markets. STS providers generally use the ILEC's facilities (although in many states CLECs can now supply STS operators with facilities) to provide local telephone service as a reseller, subject to state regulation. If LECs were no longer required to provide tariffed services to STS providers or if STS-type service classifications were to be eliminated, the Company's telephone operations could be materially adversely affected. The Company relies on the services of a third-party vendor to provide certain carrier-to-carrier billing services. The failure by such vendor to accurately bill IXCs access charges could have a material adverse effect on the Company.

     Uncertainties Related to Reciprocal Compensation. The Telecom Act requires ILECs to provide reciprocal compensation to other carriers for local traffic terminated on such other carrier's network. Notwithstanding this requirement, a number of ILECs have taken the position that traffic terminated to ISPs is not local traffic. Competitive carriers generally have been successful in challenging this position before the PUCs in several states. However, this issue is under consideration and subject to review at the FCC, various state PUCs and state and federal courts. There can be no assurance that traffic terminated to an ISP will not ultimately be held to be exempt from the reciprocal compensation requirements.

     Uncertainties Related to Access Charges. The Company charges IXCs "access charges" for the right to terminate and originate traffic on the Company's local network. The Company depends in substantial part upon these access charges to defray the costs of its network build-out. At least one IXC has questioned the reasonableness of the Company's access rate and has refused to pay any access rate greater than that charged by the ILEC in the same local calling area. There can be no assurance that the Company's access rates will not now, or in the future, be found to be unreasonable, or that regulatory or market forces will not compel the Company to lower its access rates, which could, in either case, materially adversely affect the profitability or the speed of deployment of the Company's local telephone network.

     Potential 911, E-911 and Intrusion Alarm Liability. The Company delivers local exchange service, including access to emergency ("911") services, to MDU residents through either its central office switches or PBX switches installed by the Company at each property. Mechanical or electrical defects, power failures or catastrophic events may temporarily disrupt operation of the Company's switches, preventing, delaying or impeding access to 911 service. In many jurisdictions, telecommunications carriers are required to implement services which permits a 911 operator to immediately identify the location of the caller ("E-911 service"). To provide E-911 service at an MDU, the telecommunications service provider or its agent must maintain a database with certain information relating to the MDU residents. The failure of the Company or its agent to maintain such database in a timely and accurate manner could prevent, delay or impede the operation of E-911 service. In addition, because of the configuration of the Company's telecommunications networks, the Company's telecommunications traffic may cross more than one E-911 jurisdiction. This will require the Company to coordinate among these various jurisdictions. There can be no assurance that the Company will not be liable for damage to property or personal injuries that may directly or indirectly result from any failure of 911 or E-911 service to operate properly. Moreover, the Company may provide 911, E-911 or operator services by contracting such services from other carriers in its markets. The providers of these services will generally require the Company to indemnify them for any losses or liability incurred in connection with such services except for those caused exclusively by the gross negligence or malfeasance of the carrier. In addition, the Company currently provides certain intrusion alarm services through subcontractors. There can be no assurance that the Company will not be liable for any property damage or personal injuries that may result from intrusion alarm malfunctions or from a subcontractor's failure to appropriately monitor the intrusion alarm systems under contract.

RISKS ASSOCIATED WITH RIGHTS OF ENTRY

     The Company's business depends upon its ability to enter into and exploit favorable new long-term Rights of Entry for demographically attractive MDUs and to exploit and renew its existing Rights of Entry. Its success in doing so may be affected by a number of factors, including (i) the extent of competition in the provision of multichannel television and telecommunications services, (ii) its ability to identify suitable MDUs and contract with their owners, (iii) the continuing demographic attractiveness of the markets in which the Company has chosen to focus its business, (iv) occupancy rates in the MDUs to which it provides services, (v) its ability to maintain superior levels of customer service, (vi) the absence of material adverse regulatory developments and (vii) the enforceability of the material terms of its Rights of Entry, including exclusivity provisions. Although the Company does not believe that any of its existing arrangements will be cancelled or will not be renewed as needed in the near future, cancellation or non-renewal of certain of such arrangements could materially adversely affect the Company's business in any such affected area. In addition, the failure by the Company to enter into and maintain any such arrangements for a particular network which is already under development may affect the Company's ability to acquire or develop that network. See "Business -- Competition" and "-- Regulation."

     The Company's Rights of Entry generally provide that the Company will have the exclusive right to provide residents within the applicable MDU with multichannel television services and, where Rights of Entry extend to telecommunications services, an undertaking by the MDU owner to promote OpTel as the preferred telecommunications alternative to the ILEC. While the Company believes that the exclusivity provisions in its cable television Rights of Entry are now generally enforceable under applicable law, current trends at the state and federal level suggest that the future enforceability of these provisions may be uncertain. Certain states in which the Company operates, including Illinois and Florida (for condominiums only), and certain cities and municipalities in states in which the Company operates, have adopted "mandatory access" laws that provide that no resident of an MDU may be denied access to programming provided by incumbent franchise cable systems, regardless of any rights granted by an MDU owner to another multichannel television operator. Texas has adopted a "mandatory access" law for state certified telecommunications service providers. In addition, Virginia prohibits private cable television operators from entering into revenue sharing or up front incentive payment arrangements with MDU owners. The ICS Operations included several MDUs located in Virginia. Further, the FCC has initiated a notice of proposed rule making seeking comment on whether the FCC should adopt regulations restricting exclusive contracts. While the constitutionality of present "mandatory access" laws is uncertain, there can be no assurance that such laws will not be adopted elsewhere or upheld as constitutional which may have a material adverse effect on the Company's business. Broad mandatory access would likely increase the Company's capital costs associated with new Rights of Entry if installing duplicate wiring were required and result in competitive services being offered at MDUs where the Company presently has exclusive rights of entry. See "-- Regulation."

     In a number of instances individual Rights of Entry are subordinate by their terms to indebtedness secured by the MDU, with the effect that enforcement of the security interest or default under such indebtedness could result in termination of such Right of Entry. Bankruptcy of an MDU owner could also result in rejection of a Right of Entry as an "executory contract." Moreover, the terms of a number of the Company's Rights of Entry require it to remain competitive with other competitors in that market in general or competitive in terms of price of offering, technology, number of programming channels and levels of service. To meet these requirements, the Company could be required to upgrade its networks and equipment, which would require capital expenditures. The failure to remain competitive under any of these standards in a market could result in a loss or cancellation of the related Right of Entry. Such losses or cancellations could, in the aggregate, have a material adverse effect on the Company's business. See "Business -- Strategic Relationships with MDU Owners."

UNCERTAINTIES RELATED TO THE AVAILABILITY OF RADIO SPECTRUM

     The Company relies upon use of the radio spectrum, principally 18 GHz microwave radio, in its network architecture. The 18 GHz point-to-point microwave paths that the Company uses, and the other microwave frequencies that the Company uses or intends to use, are licensed by the FCC. The FCC has issued a Notice of Proposed Rulemaking seeking comment on a proposal to make terrestrial microwave users, like the Company, secondary to satellite downlinks in portions of the 18 GHz band that currently are used by the Company. Under the proposal, terrestrial stations existing on September 18, 1998, and those for which an application was already on file with the FCC as of that date, will retain their status as co-primary in the 18 GHz band, but new stations would not be permitted to cause harmful interference to satellite downlinks in the band.

     If adopted, the proposal would severely limit the Company's use of the 18 GHz microwave band and potentially strand some of the Company's investment in network facilities serving stations licensed after September 18, 1998 designed to use 18 GHz. If the proposal is adopted, the Company would seek authority to use other portions of the radio spectrum, but such use will likely require other FCC rule changes, as to which there can be no assurance, and there can be no assurance that migration by the Company to other bands is technically feasible or that such migration would not negatively affect the cost of the Company's networks. See, "Business -- Regulation -- Microwave and Private Cable Regulation."

DISTANCE AND WEATHER LIMITATIONS; LINE OF SIGHT; AVAILABILITY OF TRANSMISSION SITES

     Point-to-point microwave transmission requires a direct line of sight between two dishes comprising a link and is subject to distance and rain attenuation. The Company expects that its average coverage radius of Network Hubs will be approximately five miles, depending on local conditions, and it is expected that the Company's Network Hubs will utilize power control to increase signal strength and mitigate the effects of rain attenuation. In areas of heavy rainfall, transmission links are engineered for shorter distances and greater power to maintain transmission quality. The reduction of path link distances to maintain transmission quality may increase the cost of service coverage. While these increased costs may not be significant in all cases, such costs may render point-to-point microwave transmissions uneconomical in certain circumstances.

     Due to line of sight limitations, the Company currently plans to install its dishes and antennas on the rooftops of buildings and on other tall structures. The Company expects generally to be able to construct intermediate links or use other means to resolve line of sight and distance issues. However, these limitations may render point-to-point links uneconomical in certain locations.

     The Company's microwave network expansion plans require the Company to lease or otherwise obtain permission to install equipment at rooftop and tower transmission sites in substantially all of its markets. The availability of these sites is subject to market conditions and may be subject to zoning and other municipal restrictions. The Company believes that as additional wireless video and telecommunications providers emerge, competition for such transmission sites will continue to increase. There can be no assurance that the necessary sites will be available or that the terms upon which access to such sites may be obtained will be acceptable.

RAPID TECHNOLOGICAL CHANGES AND UNCERTAIN MARKET DEVELOPMENT

     The multichannel television and telecommunications industries are subject to rapid and significant changes in technology and frequent service innovations. The effect on the business of the Company of future technological changes, such as changes relating to emerging transmission technologies, cannot be predicted. The Company believes that its future success will depend on its ability, as to which no assurance can be given, to enhance its existing systems or implement new systems to respond to new technologies and to develop and introduce in a timely fashion new products and services on a competitive basis.

     The markets in which the Company competes are constantly evolving. The convergence of traditional telecommunications services and multichannel television services is a recent trend in the industries within which the Company competes. As part of this trend, many telecommunications and cable television operators are attempting to integrate network components. For example, video distribution equipment is being considered for voice and data telecommunications and vice versa. The convergence of these traditional services towards integrated multimedia services presents both opportunity and material risk to companies such as OpTel. The Company will face enhanced competition from competitors with greater financial, technical, marketing and other resources. Many of these competitors may offer packages of services that are more extensive than the services which the Company plans to offer. There can be no assurance that the Company will be able to predict accurately the direction of this evolving market or be able to respond effectively to the highly competitive environment. See
"-- Competition" and "Business -- Competition."

INFORMATION SYSTEMS AND AUTOMATION

     The Company has ordered a new customer management information system which is to be implemented during fiscal 1999 and which the Company expects to be an important factor in its operations. If the customer management information system is not implemented in a timely manner, or is not implemented at all or if it fails or is unable to perform as expected, it could have a material adverse effect on the Company. Furthermore, as the Company's business expands, problems may be encountered with higher processing volumes or with additional automation features, in which case the Company might experience system breakdowns, delays and additional unbudgeted expense to remedy the defect or to replace the defective system with an alternative system.

MANAGEMENT OF GROWTH AND DEPENDENCE ON QUALIFIED PERSONNEL

     The Company is highly dependent upon the efforts of its senior management, the loss of any of whom could impede the achievement of service delivery and marketing objectives and could have a material adverse effect on the Company. The Company has undertaken a rapid expansion of its networks and services. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base and attract and retain highly skilled and qualified personnel. Any failure by the Company to effectively manage its growth and attract and retain qualified personnel could have a material adverse effect on its business.

COMPETITION

     Substantially all markets for voice and video services are highly competitive and the Company expects that competition will intensify. See "Business -- Competition." In each of its markets, the Company faces significant competition from larger companies with greater access to capital, technology and other competitive resources. The Company's switched local exchange services compete with ILECs, other STS providers, CLECs and CAPs and will compete with long distance telephone companies and franchise cable television operators as they begin to enter the local telephone business. The Company's long distance service competes with established IXCs and resellers. In addition, recent telecommunications offerings, including PCS, and future offerings may increase competition in the telecommunications industry. The Company's private cable television services compete with incumbent franchise cable television operators as well as wireless cable television operators, other private cable television operators, DBS operators and stand-alone satellite service providers. Recent and future legislative, regulatory and technological developments likely will result in additional competition, as telecommunications companies enter the cable television market and as franchise cable television operators and IXCs begin to enter the local telephone market. See "Business -- Regulation." Similarly, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs and IXCs may result in providers capable of offering bundled cable television and telecommunications services in direct competition with the Company.

     The Company competes with multichannel television operators and telecommunications service providers to obtain Rights of Entry and to enroll subscribers. In most markets serviced by the Company, franchise cable television operators now offer revenue sharing and access fee arrangements to MDU owners. There can be no assurance that these payments will not increase in the future as competition increases for access to the higher quality MDUs. Another basis of competition is the breadth of programming and range of services offered. Although the Company as a matter of course investigates new sources of programming and technologies that may increase its range of services, other larger and more diversified competitors may attract the targeted MDUs based on their increased menu of services. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in the market for such services. See "Business -- Competition."

     Competition also may be enhanced by technological developments that allow competitors of the Company to bypass property owners altogether and market their services directly to the tenants of MDUs. Although the Company's Rights of Entry prohibit tenants from installing receiving equipment on the exterior of the building, these provisions are not always enforced and do not prohibit tenants from utilizing other services and technologies. For example, the Rights of Entry do not prevent a resident from using cellular telephone service offered by another provider. While the Company believes that the exclusivity provisions of its Rights of Entry provide it with competitive advantages, such advantages may be significantly diminished by technological, regulatory and other developments beyond the control of the Company. Such developments may impact the Company's strategies and may require it to expend funds beyond the levels currently contemplated.

     As an emerging CLEC in each of its markets, OpTel faces significant competition for the local exchange services it offers from ILECs which currently dominate their local telecommunications markets. ILECs have longstanding relationships with their customers, which relationships may create competitive barriers. Furthermore, ILECs may have the potential to subsidize competitive service from monopoly service revenues. OpTel believes that various legislative initiatives, including the Telecom Act have removed most of the remaining legislative barriers to local exchange competition. Nevertheless, in light of the passage of the Telecom Act, regulators also are likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of ICPs and CLECs, including OpTel, could be materially adversely affected. In addition, while OpTel currently competes with AT&T, MCI Telecommunications Corporation ("MCI") and others in the interexchange services market, recent federal legislation permits the RBOCs to provide interexchange services once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source telecommunications service similar to that being offered by OpTel. In addition, AT&T and MCI have entered, and other IXCs have announced their intent to enter, the local exchange services market, which is facilitated by the Telecom Act's resale and unbundled network element provisions. OpTel cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions. Competition from the RBOCs with respect to interexchange services or from AT&T, MCI or others with respect to local exchange services could have a material adverse effect on OpTel's business. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors for OpTel. Many of OpTel's existing and potential competitors have financial, personnel and other resources significantly greater than those of OpTel.

DEPENDENCE UPON PROGRAM MATERIAL

     The Company has fixed-term contracts with various program suppliers. The average term of such contracts is approximately five years and such contracts are typically renewed upon expiration. If the contracts were terminated or not renewed, the Company would be required to seek program material from other sources, which could place the Company at a competitive disadvantage. Although federal law and FCC regulations require that vertically integrated franchise cable television system operators and cable television programmers sell programming to other video distributors, such as the Company, on fair and non-discriminatory terms, the Company has been denied certain popular sports programming by certain providers who claim that the programming is not required to be licensed to the Company. These denials have adversely impacted, and any such denials in the future could adversely impact, the Company's activities in the affected markets. There can be no assurance that the equal program access laws and regulations will not be invalidated, changed or repealed, which could limit the Company's ability to obtain programming or raise the cost of programming. In addition, one aspect of the equal program access laws, the prohibition on the sale of exclusive distribution rights by certain programmers, is scheduled to expire on October 5, 2002, unless the FCC finds, during a proceeding to be conducted in 2001, that the prohibition continues to be necessary to promote competition in the multichannel television market. See "Business -- Regulation."

REGULATION

     The cable television and telecommunications industries are subject to extensive regulation at the federal, state and local levels. Many aspects of regulation at the federal, state and local levels currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies, the results of which the Company is unable to predict. The United States Congress and the FCC have in the past, and may in the future, adopt new laws, regulations and policies regarding a wide variety of matters, including rulemakings arising as a result of the Telecom Act, that could, directly or indirectly, affect the operation of the Company's business. The business prospects of the Company could be materially adversely affected (i) by the application of current FCC rules or policies in a manner leading to the denial of applications by the Company for FCC licenses or a change in the regulatory status of the Company's private cable television and telecommunications operations, (ii) by the adoption of new laws, policies or regulations, (iii) by changes in existing laws, policies or regulations, including changes to their interpretations or applications, that modify the present regulatory environment or (iv) by the failure of certain rules or policies to change in the manner anticipated by the Company. See "Business -- Regulation."

     The Company believes that its exclusive Rights of Entry are now generally enforceable under applicable law; however, current trends at the state and federal level suggest that the future enforceability of these provisions may be uncertain. The FCC is seeking comment on whether such exclusive contracts should be limited to a maximum period of seven years and whether such an amount of time is reasonably necessary to recover the capital costs of providing service to that MDU. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access there can be no assurance that it will not attempt to do so. Any such action would tend to undermine the exclusivity provisions of the Company's Rights of Entry. See "-- Risks Associated with Rights of Entry." The FCC also has issued a rule preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties or properties not within the exclusive control of the viewer. There can be no assurance that future state or federal laws or regulations will not restrict the ability of the Company to offer revenue sharing or access payments, limit MDU owners from receiving revenue sharing or prohibit MDU owners from entering into exclusive access agreements, any of which could have a material adverse effect on the Company's business. See "Business -- Sales and Marketing," "-- Strategic Relationships with MDU Owners" and
"-- Regulation."

     The Company uses a substantial number of point-to-point microwave paths which are licensed by the FCC. There can be no assurance that the Company will be able to acquire licenses for the microwave paths that it seeks in the future, or that changes in the FCC's regulations will not limit the Company's ability to use desirable frequencies for the distribution of its services, or otherwise impair the Company's microwave licenses. See "-- Uncertainties Related to the Availability of Radio Spectrum." If the Company cannot license the necessary paths on the desired frequencies, it may be necessary to utilize other frequencies for signal transport or other means of signal transport. There can be no assurance that the cost of such alternate means of transport will not exceed those associated with the desired microwave frequency. Further, even if the FCC grants the desired licenses, the Company may not have the financial resources to construct the necessary facilities within the time permitted by the license. In addition, state and local zoning and land use laws may impede the efficient deployment of the Company's microwave antennas. Any of the foregoing developments could have a material adverse effect on the Company's business. See "Business -- Network Architecture."

     As an emerging CLEC, OpTel is subject to varying degrees of federal, state and local regulation. OpTel is not currently subject to price cap or rate of return regulation at the state or federal level. OpTel is, however, generally subject to certification or registration and tariff or price list filing requirements for intrastate services by state regulators. Although passage of the Telecom Act should result in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on OpTel. Moreover, while the Telecom Act reduces regulation to which non-dominant LECs are subject, it also reduces the level of regulation that applies to the ILECs and increases their ability to respond quickly to competition from OpTel and others. In addition, the Telecom Act will permit RBOCs, for the first time, to offer long distance service in the regions where they provide local exchange service upon demonstrating to the FCC and state regulatory agencies that they have complied with the FCC's interconnection regulations designed to foster local exchange competition. While the FCC has not approved the applications to provide in-region long distance service filed to date, it may do so in the future.

     In addition, the FCC has put in place access charge reform rules which may over time result in a net decrease in the access charges paid by IXCs to LECs for originating or terminating long distance traffic. To the extent ILECs are afforded increased pricing flexibility or access charges are reduced, the ability of the Company to compete with ILECs for certain services may be adversely affected.

     The majority of states currently permit STS services with relatively few regulatory barriers. However, several states require certification and place some conditions or restraints on the provision of STS services. Additionally, STS providers must comply with the conditions of service set forth in the LEC's tariffs under which STS providers receive service. There can be no assurance that the regulatory environment will continue to be favorable for STS providers or that regulatory changes will not slow or stop the Company's planned migration from an STS provider into a CLEC in each of its markets. Although the current regulatory environment enables competition for local exchange services, there is no assurance that the Company will be able to compete successfully against established providers and new entrants in that marketplace. In addition, various state and federal laws and regulations limit the Company's ability to enforce exclusivity provisions of Rights of Entry so as to exclude other telecommunications providers from an MDU.

CONTROL OF LICENSES BY UNAFFILIATED COMPANY

     The Telecom Act prohibits any corporation directly or indirectly controlled by any other corporation of which more than 25 percent of the capital stock is owned or voted by non-U.S. citizens from holding a common carrier radio station license absent a finding by the FCC that the grant of such a license to such a licensee would serve the public interest. In 1997, the United States agreed, in the context of the WTO Basic Telecom Agreement, to allow foreign suppliers from WTO member nations, including Canada, to provide a broad range of basic telecommunications services in the United States. Those commitments became effective in February 1998. In light of those commitments, the FCC has determined that it will adopt an "open entry standard" for suppliers of telecommunications services from WTO member nations, including Canada. In conjunction with its new open entry policies, the FCC has adopted a presumption favoring grant of applications to exceed the 25 percent limit on non-U.S. ownership described above when the non-U.S. investment is from a WTO member nation. GVL, the Company's principal stockholder, is a Canadian corporation.

     Prior to the recent developments described above, the Company assigned substantially all of its frequency licenses to THI, an entity controlled by United States citizens, to permit the Company to use its frequency licenses to provide "common carrier" telecommunications services in the event that the Company should desire to do so. The Company has an option to purchase the assets (or the stock) of THI, exercisable at any time, subject to FCC approval. THI is not an affiliate of the Company. While the Company is in the process of reevaluating whether it should hold FCC authorizations directly and, specifically, whether it should exercise its option to purchase the assets or stock of THI, the current ownership of these licenses by THI is subject to a number of risks, including the risk that acts or omissions of THI or its stockholders could result in the revocation of such licenses or the unavailability of such licenses to the Company and the risk that THI may be subject to bankruptcy or similar proceedings which could result in the rejection or termination of the arrangements between THI and the Company with respect to the use of such licenses. While THI and its stockholders have made various affirmative and negative covenants intended to limit the risk to the Company, there can be no assurance that such covenants will not be violated or will be adequate to protect the Company. See "Certain Relationships and Related Transactions -- License Holding Company."

USE OF THE NAME OPTEL

     On April 27, 1998, an action was commenced against the Company in the United States District Court for the Northern District of California by Octel Communications Corp. ("Octel"), charging the Company with trademark infringement, trade name infringement, trademark dilution, and unfair competition (the "Civil Action") based on its use of the name "OpTel" and seeking to enjoin the Company from using the name and trademark "OpTel." The Civil Action follows a now-suspended administrative proceeding in the United States Patent and Trademark Office ("PTO"), pending since November 7, 1995, relating to registration of the "OpTel" mark by the Company. The PTO found the Company's application for registration to be allowable; however, Octel commenced an opposition proceeding claiming that the Company's mark is confusingly similar to the "Octel" mark used by that party in a related field, and claiming that the Company's application had procedural deficiencies. During the course of the PTO proceeding, the Company acquired rights to the marks "Optel" and "Optel Communications" in the telecommunications field which are believed to predate the rights of Octel to its trademark, and the Company commenced two further proceedings against Octel in the PTO seeking cancellation of two trademark registrations held by Octel. The various proceedings in the PTO between the Company and Octel were consolidated and thereafter suspended on May 15, 1998, in view of the commencement of the Civil Action. The Company believes it has meritorious counterclaims in the Civil

Action and intends to vigorously defend against Octel's claims. Although the Company does not believe that its use of the name "OpTel" infringes on the trademark rights or trade name rights of Octel or any other person, there can be no assurance as to the outcome of the Civil Action or the proceedings in the PTO (if reinstated) or that any such outcome would not materially adversely affect the Company.

LATE FEES CLASS ACTION LITIGATION

     On April 9, 1998, a purported class action complaint was filed in the District Court of Harris County, Texas by Gavin Stewart Clarkson, individually and on behalf of all cable subscribers in the U.S. that have paid late fees to either the group of affiliated entities known as Phonoscope (collectively, "Phonoscope") or the Company. The plaintiff, who formerly subscribed to cable television services provided by Phonoscope, alleges that Phonoscope's charging pre-established late fees for delinquent payments of cable subscription charges constitutes an illegal collection of a penalty and that cable service providers should only be entitled to their actual collection costs. The plaintiff seeks to enjoin Phonoscope and OpTel from collecting, or attempting to collect, such late fees. The case is in its very early stages, and no assurance can be given as to its ultimate outcome or that any such outcome will not materially adversely affect the Company. OpTel believes that it has meritorious factual and legal defenses, and intends to defend vigorously against these claims.

CONTROL BY GVL

     General. VPC, an indirect wholly-owned subsidiary of GVL, owns 1,923,559 shares of the Company's Class B Common Stock, par value $.01 per share (the "Multi-Vote Common"), representing approximately 81% of the voting rights of the Company. Accordingly, VPC can elect a majority of the Board of Directors of the Company (the "Board") and control the vote on matters submitted to the vote of the Company's stockholders.

     Potentially Competing Ventures. In addition to its investment in the Company, GVL, through other subsidiaries, currently holds interests in wireless cable systems or licenses to operate wireless cable systems in a number of U.S. markets including San Francisco, San Diego and Victorville, California and Tampa, Florida. These subsidiaries employ wireless cable systems, SMATV systems or hard wire franchise cable television systems. As a result, affiliates of GVL may compete with the Company in markets where their services overlap. In addition, an affiliate of GVL has recently announced its intention to deliver high speed Internet access in the San Francisco area. These services may compete with the Company's high speed Internet offering.

     GVL Indenture. GVL is party to an indenture which limits the aggregate amount of indebtedness which can be incurred by GVL and its subsidiaries, including the Company, taken as a whole (based upon a ratio of total consolidated indebtedness to consolidated operating cash flow). As a result, GVL's strategies and the operating results of its subsidiaries other than the Company may affect the ability of the Company to incur additional indebtedness. As of August 31, 1998, GVL was able to incur approximately Cdn $550 million (approximately $355 million based on an exchange rate of $1.00 = Cdn $1.5474 as reported by the Wall Street Journal on November 20, 1998) of indebtedness under its indenture. There can be no assurance that this number may not decrease substantially in the future. There can be no assurance that GVL will not restrain the Company's growth or limit the indebtedness incurred by the Company so as to ensure GVL's compliance with the terms of its debt instruments.

     Stockholders' Agreement. GVL, VPC, CDPQ, a subsidiary of Caisse, a Quebec financial institution and minority shareholder of GVL, and the Company are parties to a Stockholders' Agreement, dated as of August 15, 1997 (the "Stockholders' Agreement"), pursuant to which, among other things, CDPQ was granted veto rights with respect to certain material transactions (including material acquisitions and the incurrence of certain additional indebtedness), the right to elect certain directors of OpTel, preemptive rights to acquire new securities issued by the Company subject to certain exceptions (including a registered public offering) and tag along rights upon the sale by VPC of its interest in OpTel. In addition, CDPQ agreed to certain restrictions on the transfer of its shares of Multi-Vote Common. See "Security Ownership of Certain Beneficial Owners and Management -- Stockholders' Agreement."

CHANGE OF CONTROL UNDER THE INDENTURES

     A transfer by VPC of its interest in OpTel or a transfer by GVL of its interest in VPC or an election by VPC to convert its Multi-Vote Common into shares of Class A Common Stock may result in a "Change of Control" as defined under the Indentures, which would require the Company to offer to purchase its outstanding notes.

     There can be no assurance that the Company would have the financial resources to meet its obligations in the event of a "Change of Control." The occurrence of a "Change of Control" may also result in the acceleration of or an event of default in respect of other indebtedness of the Company and, consequently, the lenders or holders thereof may have the right to require repayment of such indebtedness in full.

     Neither VPC nor GVL is under any obligation to prevent a "Change of Control." The occurrence of a "Change of Control" could have a material adverse effect on the Company, including the loss of GVL's strategic involvement with the Company.

YEAR 2000 RISK

     OpTel has implemented a Year 2000 program to ensure that its computer systems and applications will function properly beyond 1999.

     Embedded Technology. As the first phase of its program, OpTel has conducted an inventory of the equipment that it either uses to deliver its telecommunications services or utilizes in its corporate headquarters and regional offices. While OpTel believes that its equipment inventory is complete, much of the equipment utilized by OpTel resides outside the Company's headquarters and there can be no assurance that mission critical equipment has not been overlooked. As the second phase of its Year 2000 program, OpTel has begun contacting its vendors to determine whether the inventoried equipment is Year 2000 compliant or must be upgraded or replaced. While certain of OpTel's equipment vendors have indicated that their equipment is Year 2000 compliant, others have indicated that software upgrades are required. The Company has begun to schedule the installation of the necessary software upgrades, however, there can be no assurance that it will successfully implement all of the necessary upgrades in a timely manner. OpTel also intends to conduct a risk assessment to identify those systems whose failures would be expected to present the highest risk to the Company. Although OpTel intends to conduct tests to ensure that its equipment is Year 2000 compliant, such tests will focus principally on those systems whose failure would pose the greatest risk to the Company. OpTel will likely not test all of its equipment and will rely upon vendor representations where tests are not conducted. In addition, OpTel has not yet received responses from all of its equipment vendors. There can be no assurance that OpTel will receive responses from all of its vendors in a timely manner or that such responses will be accurate or complete. There can be no assurance that the failure of OpTel to adequately address Year 2000 problems embedded in currently utilized equipment will not have a material adverse effect on OpTel's business, financial condition, cash flows and results of operations.

     Information Technology. OpTel also has begun upgrading, replacing and testing certain components of its networks and information processing systems. OpTel believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversion program for its information processing systems to be successfully completed on a timely basis. However, successful completion of the Year 2000 conversion program is substantially dependent upon successful implementation of the Company's new customer management information system and, as a result, on the third party vendor meeting the delivery and implementation schedule it has proposed to OpTel. In addition, the Company's financial accounting system has not been upgraded to eliminate potential Year 2000 related malfunctions. The Company has selected a new financial accounting system and plans to have the new system implemented within the next 12 months. There can be no assurance that the new customer management information system and financial accounting system will be implemented on schedule or that other components of the Year 2000 conversion program will be completed in a timely manner. See
"-- Information Systems and Automation." Other than expenses relating to the acquisition of the customer management information system and the financial accounting system, OpTel does not expect to incur significant expenditures to address its Year 2000 compliance issues.

However, the failure of the Company to become Year 2000 compliant on a timely basis could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Third Party Interfaces. OpTel also has taken an inventory of its third party service or content providers. While OpTel believes that its inventory of third party service and content providers is complete, there can be no assurance that mission critical providers have not been overlooked. Many of the Company's third party providers have indicated that they are, or will be, Year 2000 compliant. The Company, however, has not undertaken an in-depth evaluation of such providers in relation to the Year 2000 issue and the ability of third parties with which OpTel transacts business to adequately address their Year 2000 issues is outside of OpTel's control. There can be no assurance that the failure of OpTel or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on OpTel's business, financial condition, cash flows and results of operations.

FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing OpTel or actual events differing from the assumptions underlying such statements. All forward-looking statements made in connection with this report which are attributable to OpTel or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

EMPLOYEES

     As of October 31, 1998, the Company had a total of 749 full-time employees. The Company believes that its continued success will depend in large part on its ability to attract and retain highly skilled and qualified personnel. The Company has nondisclosure agreements with all of its senior executive officers. From time to time, the Company also uses the services of contract technicians for installation and maintenance services. The Company relies principally on outside contractors for network construction. None of the Company's employees is currently represented by a collective bargaining agreement. The Company believes that its relationships with its employees are good.

ITEM 2:  PROPERTIES

     The Company's executive offices are located in Dallas, Texas and house its national call center and its corporate, engineering, sales and marketing and corporate administrative services groups. The original lease provides for approximately 52,000 square feet of space and has a ten-year term expiring November 30, 2005. The Company has an option to extend the lease term for an additional five-year term at the then market rental rate. The Company leased an additional 17,000 square feet in the same building, for a term of one year expiring in September, 1999, to provide for needed expansion. The Company pays approximately $71,000 per month for the space in its headquarters building. The Company has the right to acquire additional space at its current location when such space becomes available.

     In October 1997, the Company purchased a building proximate to its executive offices in Dallas, Texas. The Company has installed the central office switch for the Dallas-Fort Worth market in the building and intends to relocate its Dallas regional operations to the same building by the end of January 1999. The Company also leases facilities in each of the fourteen cities in which it has established regional operations.

     The Company owns substantially all of the telecommunications and cable television equipment essential to its operations. The Company's major fixed assets are telecommunications switches, cable television head ends, microwave transmitters and receivers, SMATV receivers, PBX switches and coaxial fiber optic cable. Such properties do not lend themselves to description by character and location of principal units. Substantially all of this equipment (other than fiber optic cable laid under public rights of way) resides on or under the MDUs served by the Company or in leased facilities in various locations throughout the metropolitan areas served by the Company.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings except for those described below and those arising in the ordinary course of business. The Company does not believe that any legal proceeding to which it is a party will have a material adverse impact on the Company's financial condition or results of operations.

     On April 27, 1998, the Civil Action was commenced against the Company in the United States District Court for the Northern District of California by Octel, charging the Company with trademark infringement, trade name infringement, trademark dilution and unfair competition based on its use of the name "OpTel" and seeking to enjoin the Company from using the name "OpTel." The Civil Action follows a now-suspended administrative proceeding in the PTO, pending since November 7, 1995, relating to registration of the "OpTel" mark by the Company. The PTO found the Company's application for registration to be allowable; however, Octel commenced the PTO proceeding claiming that the Company's mark is confusingly similar to the "Octel" mark used by that party in a related field, and claiming that the Company's application had procedural deficiencies. During the course of the PTO proceeding, the Company acquired rights to the marks "Optel" and "Optel Communications" in the telecommunications field which are believed to predate the rights of Octel to its trademark, and the Company commenced two further proceedings against Octel in the PTO seeking cancellation of two of the trademark registrations owned by Octel. The various proceedings in the PTO between the Company and Octel were consolidated and thereafter suspended on May 15, 1998, in view of the commencement of the Civil Action. The Company believes it has meritorious counterclaims in the Civil Action and intends to vigorously defend against Octel's claims. Although the Company does not believe that its use of the name "OpTel" infringes on the trademark or trade name rights of Octel or any other person, there can be no assurance as to the outcome of the Civil Action or the proceedings in the PTO (if reinstated) or that any such outcome would not materially adversely affect the Company. See "Risk Factors -- Use of the Name OpTel."

     On April 9, 1998, a purported class action complaint was filed in the District Court of Harris County, Texas by Gavin Stewart Clarkson, individually and on behalf of all cable subscribers in the U.S. that have paid late fees to either the group of affiliated entities known as Phonoscope ("Phonoscope") or the Company. The plaintiff, who formerly subscribed to cable television services provided by Phonoscope, alleges that Phonoscope's charging pre-established late fees for delinquent payments of cable subscription charges constitutes an illegal collection of a penalty and that cable service providers should only be entitled to their actual collection costs. The plaintiff seeks to enjoin Phonoscope and OpTel from collecting, or attempting to collect, such late fees. The case is in its very early stages and no assurance can be given as to its ultimate outcome or that any such outcome will not materially adversely affect the Company. OpTel believes that it will have meritorious factual and legal defenses and intends to defend vigorously against these claims. See "Risk Factors -- Late Fees Class Action Litigation."

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's capital stock is not registered or listed on any exchange and there is no established market for these securities. The Company has not declared any dividend on its capital stock and does not intend to do so in the foreseeable future. The terms of the Company's outstanding indebtedness restrict the ability of the Company to declare or pay dividends on its capital stock. It is expected that any future working capital financing will also contain similar restrictions.

     As of October 31, 1998, all of the outstanding shares of the Company's Multi-Vote Common were held by VPC and CDPQ and all of the outstanding shares of Class A Common Stock were held by ICS. See "Risk Factors -- Control by GVL."

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

     On April 13, 1998, in connection with the initial closing of the acquisition of the ICS Operations and the payment of the purchase price thereof, the Company issued 164,271.54 shares of Class A Common Stock and 991.1039 shares of the Series B Preferred. Such issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. The sales were made without any public solicitation; the stock certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent.

     Effective March 1, 1998, VPC exchanged $139.2 million principal amount of the GVL Notes, constituting all of the GVL Notes, for 6,962.21365 shares of the Series A Preferred. The issuance of the shares of Series A Preferred in exchange for the GVL Notes was made in reliance on the exception from registration provided by Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with its existing security holders exclusively. No commissions or other remuneration was paid or given for soliciting such exchange.

     During fiscal 1998, the Company granted options and warrants to purchase a total of 43,657 shares of Class A Common Stock to certain employees and a former employee of the Company as part of their compensation or severance packages. Such issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. The securities were acquired without any public solicitation; the securities bear restricted legends, and appropriate stop transfer instructions have been or will be given to the transfer agent.

ITEM 6:  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data have been derived from the audited consolidated financial statements of the Company. In 1995, the Company changed its fiscal year end to August 31 to match that of its majority stockholder. As a result of the change in fiscal year and the Company's history of growth through acquisitions the Company's historical financial results are not directly comparable from period to period, nor are they indicative of future results of operations in many respects. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this report.

                                           PERIOD FROM
                                         APRIL 20, 1993                     EIGHT MONTH
                                       (DATE OF INCEPTION)    YEAR ENDED    PERIOD ENDED           YEAR ENDED AUGUST 31,
                                         TO DECEMBER 31,     DECEMBER 31,    AUGUST 31,    --------------------------------------
                                              1993               1994           1995          1996         1997          1998
                                       -------------------   ------------   ------------   ----------   ----------   ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED OPERATIONS DATA
Revenues:
  Cable television...................         $  12            $   240        $  8,783      $ 25,893     $ 36,915      $ 61,081
  Telecommunications.................            --                202             788         1,711        2,922         3,882
                                              -----            -------        --------      --------     --------      --------
  Total revenues.....................            12                442           9,571        27,604       39,837        64,963
Operating expenses:
  Programming, access fees and
     revenue sharing.................             6                470           4,558        11,868       19,202        28,825
  Customer support, general and
     administrative..................           304              7,733          12,055        19,636       28,926        35,847
  Depreciation and amortization......             8                117           2,420         8,676       14,505        28,481
                                              -----            -------        --------      --------     --------      --------
Total operating expenses.............           318              8,320          19,033        40,180       62,633        93,153
                                              -----            -------        --------      --------     --------      --------
Loss from operations.................          (306)            (7,878)         (9,462)      (12,576)     (22,796)      (28,190)
Interest expense, net(1).............            (1)               (66)         (1,169)       (5,854)     (25,739)      (39,564)
                                              -----            -------        --------      --------     --------      --------
Loss before income taxes and
  extraordinary item.................          (307)            (7,944)        (10,631)      (18,430)     (48,535)      (67,754)
Net loss(2)..........................         $(307)           $(7,944)       $(10,161)     $(18,430)    $(48,535)     $(74,398)
                                              =====            =======        ========      ========     ========      ========
Basic and diluted loss per share of
  Common Equity(3)...................           N/A                N/A        $  (6.89)     $  (8.30)    $ (19.98)     $ (31.45)

                                                    DECEMBER 31,                   AUGUST 31,
                                                   --------------   -----------------------------------------
                                                   1993    1994       1995       1996       1997       1998
                                                   ----   -------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents........................  $ 41   $ 5,019   $  2,036   $  1,677   $ 87,305   $123,774
Restricted investments...........................    --        --         --         --     67,206     63,207
Property, plant and equipment, net...............   509    11,379     48,060    103,800    160,442    268,044
Intangible assets................................    --    16,189     55,443     65,876     82,583    160,370
Total assets.....................................   588    33,820    108,072    175,978    403,416    627,170
Convertible notes due stockholder................    --    15,000     17,950     89,414    129,604         --
Notes payable and long-term obligations..........    52     7,675      9,023      8,963    228,573    429,278
Total liabilities................................   206    31,007     39,527    116,700    383,051    466,394
Stockholders' equity.............................   382     2,813     68,545     59,279     20,365    160,776

                                            PERIOD FROM
                                          APRIL 20, 1993
                                             (DATE OF                      EIGHT MONTH
                                            INCEPTION)       YEAR ENDED    PERIOD ENDED          YEAR ENDED AUGUST 31,
                                          TO DECEMBER 31,   DECEMBER 31,    AUGUST 31,    -----------------------------------
                                               1993             1994           1995          1996         1997        1998
                                          ---------------   ------------   ------------   ----------   ----------   ---------
                                                                        (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA
Net cash flows used in operating
  activities............................       $(183)         $ (3,332)      $ (3,494)     $   (453)   $ (15,935)   $ (26,268)
Net cash flows used in investing
  activities............................        (517)          (10,576)       (72,144)      (72,037)    (143,125)    (121,532)
Net cash flows provided by financing
  activities............................         741            18,886         72,655        72,131      244,688      184,269
Capital expenditures(4).................         517             9,278         22,170        62,121       71,505       85,643
EBITDA(5)...............................        (298)           (7,761)        (7,042)       (3,900)      (8,291)         291

                                                                           AS OF AUGUST 31,
                                                              ------------------------------------------
                                                               1995        1996        1997       1998
                                                              -------     -------     -------    -------
OPERATING DATA(6)
CABLE TELEVISION
Units under contract(7).....................................  173,324     241,496     295,149    432,955
Units passed(8).............................................  170,336     225,433     254,032    399,210
Basic subscribers...........................................   75,944     114,163     132,556    216,249
Basic penetration(9)........................................     44.6%       50.6%       52.2%      54.2%
Premium units(10)...........................................   39,753      60,641      95,150    182,788
Pay-to-basic ratio(10)(11)..................................     52.3%       53.1%       71.8%      84.5%
Average monthly revenue per basic subscriber(12)............  $ 22.84     $ 22.70     $ 24.94    $ 27.95
TELECOMMUNICATIONS
Units under contract(9).....................................   10,322      20,945      39,831     94,338
Units passed(10)............................................    9,116      12,364      16,572     35,671
Lines(13)...................................................    2,650       4,126       6,185      9,244
Line penetration(14)........................................     29.1%       33.4%       37.3%      25.9%
Average monthly revenue per line(15)........................  $ 36.86     $ 42.10     $ 47.23    $ 46.62

---------------

 (1) Interest expense, net is reflected net of interest income and interest capitalized in property, plant and equipment. Includes interest expense on the GVL Notes of approximately $919,000, $5,342,000, $15,204,000,
     $10,671,000 and $9,640,000 for the eight month period ended August 31, 1995, the years ended August 31, 1996, 1997 and 1998, respectively.

 (2) The Company had no taxable income for the periods reported. The Company reported an income tax benefit of approximately $470,000 in the eight month period ended August 31, 1995. In addition, the Company incurred an extraordinary loss of $6,644,000 in the year ended August 31, 1998.

 (3) Loss per share is not presented for the periods the Company was organized as a partnership. Loss per share has been restated to reflect the adoption of statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted loss per share are computed in the same manner since common stock equivalents have an antidilutive effect.

 (4) Capital expenditures include expenditures on property, plant and equipment together with intangible assets excluding expenditures for business acquisitions.

 (5) EBITDA represents earnings before interest expense (net of interest income and amounts capitalized), income tax benefits, depreciation and amortization. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles. In addition, the measure of EBITDA presented herein may not be comparable to other similarly titled measures by other companies. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the cable television and telecommunications industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.

 (6) Operating data for 1993 and 1994 is not available because such information was not tracked prior to the acquisition of the Company by VPC. The Company does not believe that the operating statistics for 1993 and 1994, if they were available, would be material because the Company's revenues during such periods were minimal.

 (7) Units under contract represents the number of units currently passed and additional units with respect to which the Company has entered into Rights of Entry for the provision of cable television and telecommunications services, respectively, but which the Company has not yet passed and which the Company expects to pass within the next five years. At this time substantially all units under contract for telecommunications are also under contract for cable television.

 (8) Units passed represents the number of units with respect to which the Company has connected its cable television and telecommunications systems, respectively. The difference between units under contract and units passed represents units for which Rights of Entry have been entered into, but which are not yet connected for cable television and telecommunications services, respectively.

 (9) Basic penetration is calculated by dividing the total number of basic subscribers at such date by the total number of units passed.

(10) Beginning with the year ended August 31, 1997, to be consistent with most other cable television providers, the Company has revised the method of reporting premium penetration to include all premium units in the calculation. Historically the calculation excluded premium channels that were provided to customers as part of an expanded basic line up or other special arrangements. Prior years have not been restated. For comparative purposes, the premium units and the pay-to-basic ratios as of August 31, 1997 and 1998, presented under the previous method of reporting are 84,875 and 136,863, respectively, and 64.0% and 63.3%, respectively.

(11) Pay-to-basic ratio is calculated by dividing the total number of premium units by the total number of basic subscribers.

(12) Represents average monthly revenue per the average number of basic subscribers for the fiscal periods ended as of the date shown.

(13) Lines represent the number of telephone lines currently being provided to telecommunications subscribers. A telecommunications subscriber can subscribe for more than one line. The Company has revised its method of reporting lines to reflect only one line in service where multiple customers share a single line. The Company has restated the number of lines previously reported to reflect this change.

(14) Line penetration is calculated by dividing the total number of telecommunications lines at such date by the total number of units passed.

(15) Represents average monthly revenue per the average number of lines for the fiscal period ended as of the date shown.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report on Form 10-K.

OVERVIEW

     OpTel is a leading network based provider of integrated communications services, including local and long distance telephone and cable television services, to residents of MDUs in the United States. The Company was organized in April 1993 to build, acquire and operate private cable television and telecommunications systems. The Company seeks to capitalize on opportunities created by the Telecom Act to become the principal competitor in the MDU market to the ILEC and the incumbent franchise cable television operator. The Company has commenced offering central office switched telecommunications services in Houston and Dallas-Fort Worth and expects to offer such services in substantially all of its major markets by the end of calendar 1999.

     Since inception, the Company has experienced substantial growth. This growth has been achieved through a combination of acquisitions of other operators, many of which operated SMATV systems, and the negotiation of new Rights of Entry. In general, the conduct of the acquired operations prior to acquisition was materially different from the conduct of operations following acquisition. Among the changes made in many of the businesses after acquisition were (i) commencing conversion of SMATV systems to 18GHz or fiber optic networks, (ii) delivering customer service from a more advanced national call center in Dallas, (iii) increasing the number of programming channels, (iv) improving technical and field service and system reliability, (v) improving regulatory and financial controls and (vi) initiating telecommunications services offerings.

     On April 13, 1998, OpTel completed the acquisition of the ICS Operations, subject to the consummation of certain transfer conditions. As of October 31, 1998, OpTel had received consents and accepted transfer of legal title to approximately 78,000 of the ICS cable television and telecommunications units under contract (or approximately 87% of the approximately 90,000 ICS units under contract to be acquired). The Company has included the 100% of the assets and operating results of the ICS Operations in its consolidated financial statements since April 13, 1998 because (i) although the transfer of legal title to the Rights of Entry relating to the remaining MDUs is subject to the receipt of certain third party consents, the Company may elect to waive the consent conditions, (ii) under the terms of a management agreement, the Company services the approximately 12,000 units with respect to which, as of October 31, 1998, there remained unsatisfied transfer conditions and, in connection therewith, during the period that ICS has to secure the necessary consents, the Company receives all the economic benefit of (including all the revenues associated with) and incurs the costs and economic risks associated with these units and
(iii) the entire purchase price was paid (although a portion of the purchase price is being held in escrow for the protection of the Company, subject to the receipt of the necessary consents). While the Company expects the transfer of the remaining units to be completed over the next few months, the transfer of these units is subject to certain conditions, including the receipt of third party consents, and there can be no assurance that the transfer of all or part of the balance will be completed. See "Risk Factors -- Risks Associated with Acquisitions."

     As of August 31, 1998, the Company had 399,210 and 35,671 units passed for cable television and telecommunications, respectively. As of such date, OpTel had 216,249 cable television subscribers and 9,244 telecommunication lines in service.

     OpTel believes that by utilizing a single advanced network infrastructure it can be the first to market a competitive integrated package of voice and video services in its serviced markets. As of March 31 and August 31, 1998, respectively, the Company's networks delivered cable television services to approximately 229,935 and 258,190 units representing approximately 72% and 65% of the Company's units passed for cable television. The decrease in the percentage of units passed served by the Company's networks is a direct result of the acquisition of the ICS Operations on April 13, 1998. OpTel expects to connect substantially all of the MDUs currently served by SMATV systems to 18GHz or fiber optic networks by the end of calendar 2000. Once an MDU is brought onto the Company's networks, gross profit per subscriber at the MDU generally increases. In addition, networks provide OpTel with the infrastructure necessary to deliver an integrated package of communications services to subscribers at the MDU.

     The Company's telecommunications revenue is comprised of monthly recurring charges, usage charges and initial non-recurring charges. Monthly recurring charges include fees paid by subscribers for line rental and additional features. Usage charges consist of fees paid by end users for long distance, fees paid by the ILEC for terminating intraLATA traffic to the Company's network and access charges paid by carriers for long distance traffic originated and terminated to and from local customers. Initial non-recurring charges include fees paid by subscribers for installation.

     The Company's cable television revenue is comprised of monthly recurring charges paid by subscribers, monthly recurring charges paid by MDU owners for bulk services and fees paid by subscribers for premium services and some non-recurring charges. The Company offers its cable services under either retail or bulk agreements. Under retail agreements, the Company contracts directly with MDU residents. Under bulk agreements, the Company contracts directly with MDU owners for basic cable to be provided to all units in a particular MDU, but generally at lower prices than under retail agreements. This lower per unit rate is generally offset by the 100% penetration achieved by bulk agreements. Premium services are contracted for directly by subscribers under both types of agreements and include fees paid for premium channels and pay-per-view. The Company anticipates that its overall revenue per subscriber will increase as the number of bulk contracts declines as a percentage of the Company's Rights of Entry. Additionally, the Company believes that its revenue per subscriber will increase as it migrates its SMATV properties onto the Company's networks. See "Business -- Network Architecture."

     The line item programming, access fees and revenue sharing with respect to the Company's telecommunications services consists of leased transport facilities, terminating access charges from ILECs, fees paid to IXCs for long distance and revenue sharing. Leased transport facility costs may include the rental of T-1's to connect the MDUs to the ILEC and may include costs associated with connecting the Company's Network Hubs to each other and to its central office switch. Terminating access charges are fees paid to the ILEC for intraLATA calls which are originated by OpTel's subscribers and terminated on the ILECs network. Fees paid to IXCs for long distance include costs associated with terminating toll calls initiated by OpTel's subscribers. Revenue sharing costs include a commission type payment to owners of MDUs for marketing the Company's telephone product.

     The line item programming, access fees and revenue sharing with respect to the Company's cable television services consists of programming costs, franchise fees and revenue sharing. Programming costs include those fees paid to obtain the rights to broadcast certain video programming. Revenue sharing costs include a commission type payment to owners of MDUs.

     The Company's customer support, general and administrative expenses include selling and marketing costs, customer service, engineering, facilities and corporate and regional administration.

     Through August 31, 1998, the Company had invested approximately $469 million primarily in its cable television and telecommunications assets. The Company's revenues have grown from $0.4 million for the year ended December 31, 1994 to $65.0 million for fiscal 1998. While pursuing its investment and development strategy, the Company has incurred substantial up-front operating expenses for marketing, customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $28.2 million, $22.8 million, $12.6 million, and $9.5 million for the years ended August 31, 1998, 1997, 1996 and the eight months ended August 31, 1995, respectively, as its cable television and telecommunications customer base has grown. The Company reported positive EBITDA of $.3 million for the year ended August 31, 1998 as compared with negative EBITDA of $8.3 million and $3.9 million for the years ended August 31, 1997 and 1996, respectively. The Company expects that the incremental operating costs associated with the addition of new customers in its existing markets will be principally limited to customer operations and marketing expenses and, therefore, that its EBITDA will improve significantly. There can be no assurance that the Company will generate operating profits or continue to generate positive EBITDA in the future.

FACTORS AFFECTING FUTURE OPERATIONS

     The principal operating factors affecting the Company's future results of operations are expected to include (i) changes in the number of MDUs under Rights of Entry, (ii) penetration rates for its services, (iii) the terms of its arrangements with MDU owners, including revenue sharing and length of contract,
(iv) the prices that it charges its subscribers, (v) normal operating expenses, which in the cable television business principally consist of programming expenses and in the telecommunications business principally consist of fees paid to long distance carriers, the cost of trunking services and other LEC charges, as well as, in each case, billing and collection costs, technical service and maintenance expenses and customer support services, and (vi) capital expenditures as the Company commences offering central office switched telecommunication services in additional markets and completes its conversion of SMATV systems. The Company's results of operations may also be impacted by future acquisitions.

     The Company anticipates that it will continue to have higher churn than is typical of an incumbent franchise cable television operator due to the frequent turnover of MDU tenants. This churn generally does not result in a reduction in overall penetration rates since the outgoing subscriber is generally quickly replaced by a new tenant in the unit. This may result in average installation revenue per subscriber that is higher than for a franchise cable television operator. Although this may also require higher installation expenses per subscriber, because of the layout of MDUs and the Company's ability to obtain "permission to enter" from the MDU owner, installations can often be completed when the subscriber is not home, limiting the expense of installation. Accordingly, the Company does not believe that churn is as significant an operating statistic as would be the case for franchise cable television operators. With respect to the Company's telecommunications services, the Company believes that its best opportunity for a sale arises when a subscriber first signs a lease and takes occupancy in an MDU. Accordingly, the Company believes that during the early stages of the roll out its central office switched telecommunications services in a market it benefits from the high rate of MDU resident turnover.

RESULTS OF OPERATIONS

     All of the Company's acquisitions have been accounted for by the purchase method of accounting. As a result of the Company's growth through acquisitions and the change in fiscal year, the Company's historical financial results are not directly comparable from period to period, nor are they indicative of future results of operations in many respects.

     The following table sets forth, for the periods indicated, certain operating and financial information relating to the Company.

                                                                   AS OF AUGUST 31,
                                                              ---------------------------
                                                               1996      1997      1998
                                                              -------   -------   -------
OPERATING DATA
CABLE TELEVISION
Units passed(1).............................................  225,433   254,032   399,210
Basic subscribers...........................................  114,163   132,556   216,249
Basic penetration(2)........................................    50.6%     52.2%     54.2%
Average monthly revenue per basic subscriber(3).............  $ 22.70   $ 24.94   $ 27.95
TELECOMMUNICATIONS
Units passed(1).............................................   12,364    16,572    35,671
Lines(4)....................................................    4,126     6,185     9,244
Line penetration(5).........................................    33.4%     37.3%     25.9%
Average monthly revenue per line(6).........................  $ 42.10   $ 47.23   $ 46.62

                                                                   YEAR ENDED AUGUST 31,
                                                              -------------------------------
                                                                1996       1997        1998
                                                              --------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
FINANCIAL DATA
Revenues:
  Cable television..........................................  $ 25,893   $  36,915   $ 61,081
  Telecommunications........................................     1,711       2,922      3,882
                                                              --------   ---------   --------
          Total revenues....................................  $ 27,604   $  39,837   $ 64,963
EBITDA(7)...................................................  $ (3,900)  $  (8,291)  $    291
Net cash flows used in operating activities.................  $   (453)  $ (15,935)  $(26,268)
Net cash flows used in investing activities.................   (72,037)   (143,125)  (121,532)
Net cash flows provided by financing activities.............    72,131     244,688    184,269

---------------

(1) Units passed represents the number of units with respect to which the Company has connected its cable television and telecommunications systems, respectively.

(2) Basic penetration is calculated by dividing the total number of basic subscribers at such date by the total number of units passed.

(3) Represents average monthly revenue per the average number of basic subscribers for the fiscal periods ended as of the date shown.

(4) Lines represent the number of telephone lines currently being provided to telecommunications subscribers. A telecommunications subscriber can subscribe for more than one line. The Company has revised its method of reporting lines to reflect only one line in service where multiple customers share a single line. The Company has restated the number of lines previously reported to reflect this change.

(5) Line penetration is calculated by dividing the total number of telecommunications lines at such date by the total number of units passed.

(6) Represents average monthly revenue per the average number of lines for the fiscal period ended as of the date shown.

(7) EBITDA represents income (loss) from operations before interest (net of interest income and amounts capitalized), income taxes and depreciation and amortization. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles. In addition, the measure of EBITDA presented herein may not be comparable to other similarly titled measures by other companies. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the cable television and telecommunications industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.

  Fiscal year ended August 31, 1998 compared to fiscal year ended August 31,
1997

     Total revenues. Total revenues for the fiscal year ended August 31, 1998 increased by $25.1 million or 63% to $64.9 million compared to revenues of $39.8 million for the fiscal year ended August 31, 1997.

     Cable television. Compared to fiscal 1997, cable television revenues increased by $24.2 million, or 66%, to $61.1 million from $36.9 million, reflecting both a 63% increase in the number of subscribers and a 12% increase in the average monthly revenue per basic subscriber which rose from $24.94 for fiscal 1997 to $27.95 for fiscal 1998. The increase in revenue per subscriber resulted from a combination of rate increases following property upgrades, annual rate increases and increased premium revenues as the Company's pay to basic ratio improved from 72% to 85% over the course of the year. The Company continued to grow basic penetration which increased by 2% over the year.

     Telecommunications. Compared to fiscal 1997, telecommunications revenues increased by $1.0 million, or 33%, to $3.9 million from $2.9 million. This increase is mainly due to the increase in the number of lines served by the Company and higher revenues per line associated with the lines served by the Company's central office switches.

     Programming, Access Fees and Revenue Sharing. Programming, access fees and revenue sharing was $28.8 million for fiscal 1998 compared to $19.2 million for fiscal 1997. Substantially all of the increased cost is attributable to the subscriber growth mentioned above.

     Customer Support, General and Administrative. Customer support, general and administrative expenses were $35.8 million for fiscal 1998 compared to $28.9 million for fiscal 1997. The increase in expenses was largely due to an increase in personnel associated with the expansion of the Company's operations and recruitment for the roll out of the Company's telecommunications services in advance of the expected revenues.

     EBITDA. The Company's EBITDA increased from negative $8.3 million to positive $.3 million over the year. There can be no assurance that the Company will be able to achieve or sustain positive EBITDA in the future.

     Depreciation and Amortization. Depreciation and amortization was $28.5 million for fiscal 1998 compared to $14.5 million in fiscal 1997. This increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

     Interest Expense, Net. Interest expense (net of amounts capitalized) was $48.5 million for fiscal 1998, an increase of $17.1 million over interest expense of $31.4 million for fiscal 1997, reflecting the increase in the Company's debt incurred principally to fund the build out of its networks.

     Interest Income and Other Income. Interest income and other income was $8.9 million for fiscal 1998, an increase of $3.2 million over interest income and other income of $5.7 million for fiscal 1997. The increase in interest and other income was largely due to an increase in cash and cash equivalents and restricted investments resulting from the proceeds of the offering of $225 million of 13% Senior Notes due 2005 (the "1997 Notes") in February 1997, and from the proceeds of the offering of the 1998 Notes in July 1998.

     Income tax benefit. The Company has experienced net operating losses for the years ended August 31, 1998 and 1997. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company is unable to determine whether these accumulated losses will be utilized; accordingly, a valuation allowance has been provided and no benefit has been recognized.

     Extraordinary Loss. The Company incurred an extraordinary loss of $6.7 million in 1998. This loss can be directly attributed to the repayment of the Senior Credit Facility, which was retired in July of 1998. Included in the extraordinary loss are $5.4 million for write off of debt issue costs and $1.3 million associated with the prepayment penalty.

  Fiscal year ended August 31, 1997 compared to fiscal year ended August 31,
1996

     Total revenues. Total revenues for the fiscal year ended August 31, 1997 increased by $12.2 million or 44% to $39.8 million compared to revenues of $27.6 million for the fiscal year ended August 31, 1996.

     Cable television. Compared to fiscal 1996, cable television revenues increased by $11.0 million, or 42%, to $36.9 million from $25.9 million, reflecting both a 16% increase in the number of subscribers and a 10% increase in the average monthly revenue per basic subscriber which rose from $22.70 for fiscal 1996 to $24.90 for fiscal 1997. The increase in revenue per subscriber resulted from a combination of rate increases following property upgrades, annual rate increases and increased premium revenues as the Company's pay to basic ratio improved from 53% to 72% over the course of the year. The Company continued to grow basic penetration which increased by 1.6% over the year.

     Telecommunications. The Company's strategy is to roll out central office switched local exchange services in each of the major markets in which it operates. Until recently the Company served certain properties as an STS provider, reselling telephone service using PBXs situated at the MDU properties. The Company has not historically promoted such STS service because it was not in line with its strategy to offer central office switched telecommunications services to its subscribers. Despite not promoting telecommunications services during the year, telecommunications contributed $2.9 million of revenue compared to $1.7 million in the preceding year, mainly as a result of increased penetration and a 34% increase in the number of units where telephone service is offered from 12,364 at the end of fiscal 1996 to 16,572 at the end of fiscal 1997.

     Programming, Access Fees and Revenue Sharing. Programming, access fees and revenue sharing was $19.2 million for fiscal 1997 compared to $11.9 million for fiscal 1996. Such costs are generally variable based on the number of subscribers or gross revenues. Overall, programming, access fees and revenue sharing as a percentage of total revenues increased over the year from 43.0% to 48.2%, largely due to costs associated with the increase in the number of subscribers served by PBX telephone service, the increase in premium cable penetration which has lower associated margins and, to a lesser extent, an increase in the proportion of the Company's portfolio under revenue sharing arrangements with property owners. The PBX costs represent the costs of interconnecting individual properties with the ILEC's central office switch. These costs will be substantially reduced once the Company is able to utilize its own networks to pass telephone traffic to Company owned central office switches.

     Customer Support, General and Administrative. Customer support, general and administrative expenses were $28.9 million for fiscal 1997 compared to $19.6 million for fiscal 1996. The increase in expenses was largely due to an increase in personnel associated with the expansion of the Company's operations and recruitment for the roll out of the Company's telecommunications services in advance of the expected revenues. In addition, the Company incurred a one time reorganization charge of $1.4 million associated with the restructuring of certain senior management positions during the year which was included in such expenses.

     EBITDA. The Company's EBITDA decreased from negative $3.9 million to negative $8.3 million over the year, largely due to the reduced gross margins and the expansion of the Company's operations in anticipation of the roll out of telecommunications services. The increase in negative EBITDA was largely within expectations given that the Company increased its personnel in the middle of fiscal 1997 in anticipation of two significant events that occurred after the end of the fiscal year: the launch of the Houston central office switch and the consummation of the acquisition of certain residential cable television and associated fiber optic network assets also in Houston.

     Depreciation and amortization. Depreciation and amortization was $14.5 million for fiscal 1997 compared to $8.7 million in fiscal 1996. This increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

     Interest Expense, Net. Interest expense (net of amounts capitalized) was $31.4 million for fiscal 1997, an increase of $25.4 million over interest expense of $6.0 million for fiscal 1996, reflecting the increase in the Company's debt incurred principally to fund the build out of its network.

     Interest income and other income. Interest income and other income was $5.7 million for fiscal 1997, an increase of $5.6 million over interest income and other income of $0.1 million for fiscal 1996. The increase in interest income and other income was largely due to an increase in cash and cash equivalents and restricted investments resulting from the proceeds of the offering of the 1997 Notes in February 1997.

     Income tax benefit. The Company has experienced net operating losses for the years ended August 31, 1997 and 1996. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company is unable to determine whether these accumulated losses will be utilized; accordingly, a valuation allowance has been provided and no benefit has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

     The development of OpTel's business and the expansion of its network have required substantial capital, operational and administrative expenditures, a significant portion of which have been incurred before the realization of revenues. These expenditures will continue to result in negative cash flow until an adequate customer base is established and revenues are realized. Although its revenues have increased in each of the last three years, OpTel has incurred substantial up-front operating expenses for marketing, customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $28.2 million, $22.8 million and $12.6 million for the years ended August 31, 1998, 1997, and 1996, respectively, as its cable television and telecommunications customer base has grown. The Company reported net losses of $74.4 million for the year ended August 31, 1998 as compared with net losses of $48.5 million and $18.4 million for the years ended August 31, 1997 and 1996, respectively.

     During the past year, the Company has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in building the Company's cable television and telecommunications networks and related business activities was $129.0 million for fiscal 1998 (including $36.5 million for the acquisition of Phonoscope) compared to $78.2 million for fiscal 1997.

     From inception and until the issuance of the 1997 Notes, the Company relied primarily on investments from GVL, its principal stockholder, in the form of equity and convertible notes to fund its operations. Effective March 1, 1998, GVL converted all of the outstanding GVL Notes, including accrued interest, into shares of Series A Preferred with an aggregate liquidation preference of approximately $139.2 million. The Series A Preferred earns dividends at the annual rate of 9.75%, initially payable in additional shares, and is convertible under certain circumstances and at certain prices at the option of the holder into shares of Multi-Vote Common. None of the Company's stockholders or affiliates is under any contractual obligation to provide additional financing to the Company.

     In February 1997, the Company issued the 1997 Notes along with 225,000 shares of Class C common stock, par value $.01 per share ("Non-Voting Common") for aggregate net proceeds of $219.2 million. Of this amount, approximately $79.6 million was placed in an escrow account in order to cover the first six semi-annual interest payments due on the 1997 Notes. At August 31, 1998, approximately $41.4 million remained in such escrow account.

     In December 1997, the Company obtained the Senior Credit Facility which consisted of a $125 million term loan bearing interest at LIBOR plus 3.5% and a $25 million revolving credit commitment. The Senior Credit Facility was terminated on July 7, 1998. To comply with certain covenants of the Senior Credit Facility and to reduce the impact of changes in interest rates on the Senior Credit Facility, the Company entered into interest rate swap agreements with total notional amounts of $75 million in which the Company agreed to receive a variable rate equal to LIBOR and pay fixed rates ranging from 5.96% to 6.00%. The swap agreements were terminated on July 17, 1998 in exchange for cash payments of $578,000. The Company expensed the costs associated with the termination of the swap agreement in July 1998.

     On July 7, 1998, the Company issued $200 million principal amount of 1998 Notes. The net proceeds of the 1998 Notes were approximately $193.5 million. Of this amount, approximately $126.3 million was used to effect the Senior Credit Facility Retirement and approximately $22.0 million was placed in an escrow account to fund the first two interest payments on the 1998 Notes. In October 1998, the Company commenced an exchange offer in connection with the 11.5% Senior Notes. On November 19, 1998, $200 million principal amount of the 11.5% Senior Notes were exchanged for Registered Notes.

     The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company expects that it will spend approximately $650 million on capital expenditures over the next five years. Additionally, the Company will incur approximately $325 million in cash interest expense over the next five years. The Company currently has approximately $63 million of short-term investments restricted for scheduled interest payments over the next eighteen months. The Company expects it will need approximately $250 million in additional financing over the next five years in order to achieve its business strategy within its targeted markets. A considerable portion of the Company's capital expenditure requirements is scaleable dependent upon the number of Rights of Entry that the Company signs. The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to networks and the telecommunications roll out, each of which may vary significantly from the Company's plan. The capital expenditure requirements will be larger or smaller depending upon whether the Company is able to achieve its expected market share among the potential MDUs in its markets. The Company plans to finance its future capital requirements through additional public or private equity or debt offerings. There can be no assurance that the Company will be successful in obtaining any necessary financing on reasonable terms or at all.

     In addition, both GVL and CDPQ have the power to prevent the Company from obtaining additional debt or equity financing. See "Risk Factors -- Control by GVL" and "Security Ownership of Certain Beneficial Owners and
Management -- Stockholders' Agreement." GVL is party to an indenture which limits the aggregate amount of indebtedness which can be incurred by GVL and its subsidiaries, including the Company, taken as a whole (based upon a ratio of total consolidated indebtedness to consolidated operating cash flow). As a result, GVL's strategies and the operating results of its subsidiaries other than the Company may affect the ability of the Company to incur additional indebtedness. As of August 31, 1998, GVL was able to incur approximately Cdn. $550 million (approximately $355 million based on an exchange rate of $1.00 = Cdn. $1.5474 as reported by the Wall Street Journal on November 20, 1998) of indebtedness under its indenture. There can be no assurance that this number may not decrease substantially in the future. There can be no assurance that GVL will not restrain the Company's growth or limit the indebtedness incurred by the Company so as to ensure GVL's compliance with the terms of its debt instruments.

     The Company benefits from the fact that it does not require a substantial capital investment in its cable television and telecommunications networks in advance of connecting subscribers to its networks since a significant proportion of the costs comprises the internal wiring and the erection of microwave transmitting and receiving equipment specific to the MDU. These expenditures are, to a large extent, "success-based" and will only be incurred when new properties are brought into service or when existing properties serviced by SMATV or PBX systems are connected to the networks. When a new Right of Entry is signed, it takes approximately four months of construction work to activate signal at the property. Once the property is activated, penetration rates increase rapidly. The balance of the budgeted capital expenditures is for infrastructure assets not related to individual MDUs. These assets include central office switches, cable television head ends, computer hardware and software and capitalized construction costs. The Company, can to some degree, control the timing of the infrastructure capital expenditures by controlling the timing of the telecommunications roll out and the scope of its expansion.

     In order to accelerate the achievement of the Company's strategic goals, the Company is currently evaluating and often engages in discussions regarding various acquisition opportunities. The Company also engages from time to time in preliminary discussions relating to possible investments in the Company by strategic investors. There can be no assurance that any agreement with any potential acquisition target or strategic investor will be reached nor does management believe that any thereof is necessary to achieve its strategic goals.

YEAR 2000 COMPLIANCE

     OpTel has implemented a Year 2000 program to ensure that its computer systems and applications will function properly beyond 1999.

     Embedded Technology. As the first phase of its program, OpTel has conducted an inventory of the equipment that it either uses to deliver its telecommunications services or utilizes in its corporate headquarters and regional offices. While OpTel believes that its equipment inventory is complete, much of the equipment utilized by OpTel resides outside the Company's headquarters and there can be no assurance that mission critical equipment has not been overlooked. As the second phase of its Year 2000 program, OpTel has begun contacting its vendors to determine whether the inventoried equipment is Year 2000 compliant or must be upgraded or replaced. While certain of OpTel's equipment vendors have indicated that their equipment is Year 2000 compliant, others have indicated that software upgrades are required. The Company has begun to schedule the installation of the necessary software upgrades, however, there can be no assurance that it will successfully implement all of the necessary upgrades in a timely manner. OpTel also intends to conduct a risk assessment to identify those systems whose failure would be expected to present the highest risk to the Company. Although OpTel intends to conduct tests to ensure that its equipment is Year 2000 compliant, such tests will focus principally on those systems whose failure would pose the greatest risk to the Company. OpTel will likely not test all of its equipment and will rely upon vendor representations where tests are not conducted. In addition, OpTel has not yet received responses from all of its equipment vendors. There can be no assurance that OpTel will receive responses from all of its vendors in a timely manner or that such responses will be accurate or complete. There can be no assurance that the failure of OpTel to adequately address Year 2000 problems embedded in currently utilized equipment will not have a material adverse effect on OpTel's business, financial condition, cash flows and results of operations. See "Risk
Factors -- Year 2000 Risk -- Embedded Technology."

     Information Technology. OpTel also has begun upgrading, replacing and testing certain components of its networks and information processing systems. OpTel believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversion program for its information processing systems to be successfully completed on a timely basis. However, successful completion of the Year 2000 conversion program is substantially dependent upon successful implementation of the Company's new customer management information system and, as a result, on the third party vendor meeting the delivery and implementation schedule it has proposed to OpTel. In addition, the Company's financial accounting system has not been upgraded to eliminate potential Year 2000 related malfunctions. The Company has selected a new financial accounting system and plans to have the new system implemented within the next 12 months. There can be no assurance that the new customer management information system and financial accounting system will be implemented on schedule or that other components of the Year 2000 conversion program will be completed in a timely manner. See "Risk Factors -- Information Systems and Automation." Other than costs estimated at between $0.5 million and $1.0 million to bring personal computers and facilities systems into compliance and expenses relating to the acquisition of the customer management information system and the financial accounting system, which are currently expected to be approximately $4 million in the aggregate, OpTel does not expect to incur significant expenditures to address its Year 2000 compliance issues. However, the failure of the Company to become Year 2000 compliant on a timely basis could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Risk
Factors -- Year 2000 Risk -- Information Technology."

     Third Party Interfaces. OpTel also has taken an inventory of its third party service or content providers. While OpTel believes that its inventory of third party service and content providers is complete, there can be no assurance that mission critical providers have not been overlooked. Many of the Company's third party providers have indicated that they are, or will be, Year 2000 compliant. The Company, however, has not undertaken an in-depth evaluation of such providers in relation to the Year 2000 issue and the ability of third parties with which OpTel transacts business to adequately address their Year 2000 issues is outside of OpTel's control. There can be no assurance that the failure of OpTel or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on OpTel's business, financial condition, cash flows and results of operations. See "Risk
Factors -- Year 2000 Risk -- Third Party Interfaces."

     Contingency Plans. OpTel intends to develop appropriate contingency plans to address situations in which various systems of the Company, or of third party providers, are not Year 2000 compliant. In addition, the Company will participate in industry wide efforts to address Year 2000 issues, the goal of which is to develop contingency plans which address not only the Company's issues but those of the industry as a whole.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is effective for earnings per share calculations and disclosures for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data that is presented. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and provides reporting standards for calculating "Basic" and "Diluted" earnings per share. The Company has adopted SFAS No. 128 which did not have a significant impact upon the Company's reported earnings per share and its earnings per share computations have been restated for all prior periods.

     The Financial Accounting Standards Board ("FASB") issued, in February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The Company's financial statements comply with the requirements of SFAS No. 129 and there was no impact on the Company's results of operations or financial position.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SFAS No. 130 and will begin disclosing the appropriate information in the first quarter of fiscal 1999. The Company believes that the adoption of SFAS No. 130 will not have any impact on the Company's results of operations or financial position.

     The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of the requirements of SFAS No. 131. Depending on the outcome of the Company's evaluation, additional disclosure may be required beginning in fiscal 1999. The Company believes that the adoption of SFAS No. 131 will not have any impact on the Company's results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this statement and has not completed an evaluation of the impact of the provisions of this statement on the Company's consolidated financial statement.

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations to date. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's only use of derivative financial instruments was interest rate swap agreements that were required to comply with certain covenants of the Senior Credit Facility. See "-- Liquidity and Capital Resources." In exchange for a cash payment of $578,000, which was expensed in fiscal 1998, the swap agreements were terminated on July 17, 1998.

     At August 31, 1998, no derivative financial instruments existed. Furthermore, substantially all of the Company's indebtedness bears a fixed interest rate. Therefore, the Company is not sensitive to changes in market interest rates.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is set forth on pages F-1 through F-22 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the directors and executive officers of the Company as of November 30, 1998:

NAME                                                   POSITION                         AGE
----                                                   --------                         ---
Andre Chagnon..................  Chairman of the Board and Director                     70
Louis Brunel...................  Director; President and Chief Executive Officer        57
Frederick W. Benn..............  Director                                               64
Christian Chagnon..............  Director                                               42
William O. Hunt................  Director                                               64
R. Douglas Leonhard............  Director                                               62
Lynn McDonald..................  Director                                               38
Alain Michel...................  Vice Chairman of the Board and Director                49
Bertrand Blanchette............  Chief Financial Officer                                41
Stephen Dube...................  Chief Operating Officer                                42
John Czapko....................  Vice President, Sales and Marketing                    57
James Greene...................  Vice President, Telephone                              52
Michael E. Katzenstein.........  Vice President, Legal Affairs and General Counsel      39
Thomas Watson..................  Vice President, Engineering and Information Services   43
Lynn Zera......................  Vice President, Human Resources                        50

     Andre Chagnon has served as Chairman of the Board and as a Director since October 1998. Since October 1998, Mr. Chagnon has served as Chairman of the Board, President and Chief Executive Officer of GVL; prior thereto he was its Chairman of the Board and Chief Executive Officer. Mr. Chagnon is also a director at Toronto Dominion Bank and Cable Television Laboratories, Inc.

     Louis Brunel has served as a Director since March 1995 and as President and Chief Executive Officer since April 1996. Since 1988, Mr. Brunel has held various positions at GVL and its subsidiaries, including, immediately prior to joining OpTel, Vice-Chairman and Chief Executive Officer of Videotron Holdings Plc ("VHP"), a recently divested United Kingdom based cable and telephone subsidiary of GVL. While at VHP, Mr. Brunel was the chief architect of VHP's cable television/telecommunications business. From 1988 to 1990, he served as Vice President, Corporate Development of GVL. In addition, he served as President of Videotron International Ltee from September 1994 through December 1996.

     Frederick W. Benn was appointed as a Director in November, 1998. From 1987 until retirement at the end of 1995, Mr. Benn was a partner with the law firm of Smith Lyons in Toronto, Canada. Mr. Benn serves as a director of both GVL and its affiliate Videotron Ltee.

     Christian Chagnon has served as a Director since March 1997 and has been Senior Vice President, Strategic Planning and Technology of GVL since September 1994. Prior to August 1994, Mr. Chagnon was also President of Videotron Services Informatiques Ltee. Mr. Chagnon also serves as a Director of GVL. Mr. Christian Chagnon is the son of Mr. Andre Chagnon.

     William O. Hunt was appointed as a Director in June 1998. Since December 1992, Mr. Hunt has served as Chairman of the Board, Chief Executive Officer and President of Intellicall, Inc. ("Intellicall"), a manufacturer of network and customer premise equipment. From June 1986 to July 1992, Mr. Hunt was Chairman and Chief Executive Officer of Alliance Telecommunications Corporation, a wireless telecommunications company. Mr. Hunt also serves as a Director of The Allen Group Inc., American Homestar Corporation, DSC Communications Corporation and Dr. Pepper Bottling Company of Texas.

     R. Douglas Leonhard was appointed as a Director in November, 1998. From 1986 until retirement in 1997, Mr. Leonhard was Senior Vice President of the LaCantera Development Company, a wholly owned subsidiary of United Services Automobile Association, a large financial services company that provides an array of services including property and casualty insurance, personal financial service products, and travel and personal banking services. Mr. Leonhard serves on the board of Continental Mortgage and Equity Trust, Income Opportunity Realty Investors, Inc., and Transcontinental Realty Investors, Inc., each a publicly traded REIT.

     Lynn McDonald was appointed as a Director in June 1998. Since 1996, Ms. McDonald has been a Manager with CDPQ, a subsidiary of Caisse that actively manages private placements in communications companies. Prior to joining CDPQ, Ms. McDonald worked at the Fonds de Solidarite des Travailleurs du Quebec, a leading venture capital fund. Previously, Ms. McDonald was a special situations equity analyst at BBN James Capel, a Canadian stock brokerage firm. Ms. McDonald is also a Director of Fundy Communications Inc., Telexis Corporation, Les Systemes Proxima Ltee and Regional Vision Inc. Ms. McDonald was designated as Director by CDPQ pursuant to the terms of the Stockholders' Agreement. See "Security Ownership of Certain Beneficial Owners and Management -- Stockholders' Agreement."

     Alain Michel has served as a Director since April 1997. Since July 1992, Mr. Michel has held various management positions at GVL, including, since July 1994, Senior Vice President and Chief Financial Officer. Mr. Michel is also a Director of NB Capital, Inc., a publicly traded Delaware real estate investment trust, Microcell Telecommunications Inc., a Canadian public company which provides telecommunications services and in which GVL holds a minority interest, and Groupe Goyette Inc., a Canadian private company which provides transportation and storage services.

     Bertrand Blanchette was appointed Chief Financial Officer in September 1996. From September 1995 to December 1996, Mr. Blanchette served as Chief Financial Officer of VHP. From June 1994 to December 1995, he was Vice President, Control of GVL. From October 1986 to May 1994, Mr. Blanchette was Vice President, Finance of Heroux, Inc., a Canadian public company which manufactures airplane parts.

     Stephen Dube was appointed Chief Operating Officer in October 1998. Since July 1995 Mr. Dube has held various senior management positions at OpTel, including Vice President, Operations and Vice President, Marketing and Corporate Development. From July 1995 to March 1997, Mr. Dube served as a Director of OpTel. From January 1992 to April 1995, Mr. Dube was Senior Vice President of Laurentian Financial Inc., a financial services company.

     John Czapko was appointed Vice President, Sales in March 1997 and Vice President, Sales and Marketing in July 1998. From September 1993 to February 1997, Mr. Czapko was Director of Indirect Distribution of Metrocel Cellular Telephone Company ("Metrocel"). From June 1991 to September 1993, he was Director of Direct Distribution of Metrocel.

     James Greene was appointed Vice President, Telephone in April 1998. From June 1997 to April 1998, Mr. Greene was an independent consultant and advised the Company on the launch of its first central office switch in Houston, Texas and the commencement of CLEC services. Mr. Greene consulted for OpTel on an exclusive basis from November 1997 until his appointment as Vice President. From 1993 to November 1997, Mr. Greene was a consultant for several state and local regulatory bodies and worked principally with the State of Oregon.

     Michael E. Katzenstein was appointed Vice President, Legal Affairs and General Counsel in November 1995. Prior to joining OpTel, Mr. Katzenstein was a partner at Kronish Lieb Weiner & Hellman LLP. Mr. Katzenstein received his J.D. from Boston University School of Law in 1985.

     Thomas Watson was appointed Vice President, Information Services in September 1996. In August 1997, he also assumed the role of Vice President, Engineering. From January 1992 to September 1996, Mr. Watson held various positions at GTE Telephone Operations, an ILEC, including Group Product Manager, Group Manager Engineering and Senior Program Manager.

     Lynn Zera was appointed Vice President, Human Resources in November 1995. From July 1994 to October 1995, Ms. Zera was Executive Director of Keystone Consulting. From July 1993 to July 1994, she was Executive Director of Human Resources of Intellicall. From March 1978 to January 1993, she held various management and marketing positions with Oryx Energy, a company involved with the production and exploration of oil and gas.

     Pursuant to the Company's Bylaws, Directors are elected annually and serve in such capacity until the earlier of their removal or resignation or the election of their successors.

ITEM 11:  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning compensation awarded to or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers (collectively, the "Named Executive Officers") for the fiscal years ended August 31, 1998, 1997 and 1996.

                                                        ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                                ------------------------------------    ------------------------------
                                                                                        SECURITIES
                                      FISCAL                            OTHER ANNUAL    UNDERLYING       ALL OTHER
    NAME AND PRINCIPAL POSITION        YEAR      SALARY       BONUS*    COMPENSATION     OPTIONS      COMPENSATION(13)
    ---------------------------       ------    --------      -------   ------------    ----------    ----------------
Louis Brunel........................   1998     $309,600      $25,000     $ 89,179(6)   10,204.55              --
  President and Chief                  1997     $269,623           --     $ 66,062(7)   16,034.79              --
  Executive Officer                    1996     $ 35,095(1)        --           --             --              --

Michael E. Katzenstein..............   1998     $182,000      $30,000     $     --             --          $4,184
  Vice President, Legal Affairs        1997     $175,000      $57,500     $ 65,196(8)    9,137.61          $2,820
  and General Counsel                  1996     $135,346(2)   $40,000     $103,756(9)          --          $3,334

Bertrand Blanchette.................   1998     $158,000      $17,500     $     --             --              --
  Vice President and                   1997     $129,702(3)   $ 5,000     $ 33,961(10)   4,373.12              --
  Chief Financial Officer              1996           --           --           --             --              --

Stephen Dube........................   1998     $170,775      $30,000     $ 24,172(11)   2,915.50          $3,006
  Vice President and Chief Operating   1997     $119,139      $15,000     $ 63,514(12)   3,381.88          $2,844
  Officer                              1996     $ 36,542(4)        --           --             --              --

John Czapko.........................   1998     $150,000           --     $     --       3,265.31          $  346
  Vice President, Sales and            1997     $ 70,000(5)   $10,000           --             --              --
  Marketing                            1996           --           --           --             --              --


---------------

   * In fiscal 1999, bonuses in respect of fiscal 1998 services have been paid as follows: Mr. Brunel $135,000; Mr. Katzenstein $45,500; Mr. Blanchette $39,500; Mr. Dube $41,000; and Mr. Czapko $37,500. These bonuses are not reflected in the schedule.

 (1) During fiscal 1996, Mr. Brunel was paid primarily by GVL. Beginning June 1, 1996, a portion of Mr. Brunel's salary was allocated to the Company. Effective November 1, 1996, Mr. Brunel accepted the position of President and Chief Executive Officer on a full-time basis.

 (2) Mr. Katzenstein commenced employment with the Company in November 1995.

 (3) Mr. Blanchette commenced employment with the Company as Chief Financial Officer in September 1996. During the period September 1996 through December 1996, Mr. Blanchette continued to act as Chief Financial Officer of VHP, a subsidiary of GVL which was divested in December 1996. During such period, Mr. Blanchette's salary was paid by VHP and a portion of such salary was allocated to the Company. Mr. Blanchette commenced full-time employment with the Company effective January 1, 1997.

 (4) During fiscal 1996, Mr. Dube was paid primarily by GVL. Beginning June 1, 1996, a portion of Mr. Dube's salary was allocated to the Company. Effective January 1, 1997, Mr. Dube became a full-time employee of the Company.

 (5) Mr. Czapko commenced employment with the Company in March 1997.

 (6) $51,960 represents temporary housing and commuting reimbursements.

 (7) $39,790 represents temporary housing and commuting reimbursements and $21,680 represents an automobile allowance.

 (8) $49,823 represents tax reimbursements resulting from relocation.

 (9) $93,706 represents relocation payments.

(10) $29,161 represents relocation payments.

(11) $22,179 represents tax reimbursements resulting from relocation payments.

(12) $54,288 represents relocation payments.

(13) Represents 401(k) matching fund contributions by the Company.

                          OPTION GRANTS IN FISCAL 1998

     The following table sets forth options to purchase shares of the Class A Common Stock granted to the Named Executive Officers during fiscal 1998.

                                                                                          POTENTIAL REALIZED VALUE AT
                                  NUMBER OF     % OF TOTAL                                  ASSUMED ANNUAL RATES OF
                                  SECURITIES     OPTIONS                                 STOCK PRICE APPRECIATION FOR
                                  UNDERLYING    GRANTED TO                                        OPTION TERM
                                   OPTIONS     EMPLOYEES IN   EXERCISE    EXPIRATION     -----------------------------
NAME                               GRANTED     FISCAL YEAR     PRICE         DATE             5%             10%
----                              ----------   ------------   --------   -------------   ------------   --------------
Louis Brunel....................  10,204.55       31.06%       $85.75      March, 2008   $676,359.26    $1,483,015.76
Stephen Dube....................   1,399.46        4.26%       $85.75    January, 2008   $ 92,756.44    $  203,381.95
                                   1,516.04        4.62%       $85.75      April, 2008   $100,483.38    $  220,324.39
John Czapko.....................   3,265.31        9.94%       $85.75      March, 2007   $216,425.29    $  474,543.82

   AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR END 1998 OPTION
                                     VALUES

     The following table shows the values of options held by the Named Executive Officers as of the end of fiscal 1998. No options were exercised by the Named Executive Officers during fiscal 1998.

                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED             IN-THE-MONEY
                                      OPTIONS AT FISCAL YEAR-END    OPTIONS AT FISCAL YEAR-END
                                                1998(#)                     1998($)(1)
                                      ---------------------------   ---------------------------
NAME                                  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                  -----------   -------------   -----------   -------------
Louis Brunel........................   6,559.91       19,679.74     $80,358.90     $241,076.82
Michael E. Katzenstein..............   2,284.40        6,853.21     $53,866.15     $161,598.69
Bertrand Blanchette.................         --        4,373.12             --     $ 53,570.72
Stephen Dube........................   1,195.34        5,102.13     $14,642.92     $ 62,501.08
John Czapko.........................         --        3,265.41             --     $ 40,001.27

---------------

(1) Based on an assumed fair market value of $98.00 per share of Class A Common Stock.

EMPLOYMENT AGREEMENTS

     Louis Brunel is employed as President and Chief Executive Officer of the Company pursuant to an at will employment agreement. Under the employment agreement, Mr. Brunel currently receives an annual base salary of $350,000, a Company automobile and a housing allowance. In addition, Mr. Brunel is entitled to participate in the Company's Incentive Stock Plan (as described below) and Bonus Plan (as described below). If Mr. Brunel's employment is terminated by the Company for other than cause, Mr. Brunel will receive a severance payment equal to two years base salary.

     Michael E. Katzenstein is employed as Vice President, Legal Affairs and General Counsel of the Company pursuant to an employment agreement expiring in November 2000. Under the employment agreement, Mr. Katzenstein currently receives an annual base salary of $194,000 and a Company automobile. In addition, Mr. Katzenstein is entitled to participate in the Company's Incentive Stock Plan and Bonus Plan.

     Bertrand Blanchette is employed as Vice President and Chief Financial Officer of the Company pursuant to an at will employment agreement. Under the employment agreement, Mr. Blanchette currently receives an annual base salary of $175,000 and a monthly automobile allowance. In addition, Mr. Blanchette is entitled to participate in the Company's Incentive Stock Plan and Bonus Plan.

     Stephen Dube is employed as Chief Operating Officer of the Company pursuant to an at will employment agreement. Under the employment agreement, Mr. Dube currently receives an annual base salary of $200,000 and a monthly automobile allowance. In addition, Mr. Dube is entitled to participate in the Company's Incentive Stock Plan and Bonus Plan.

     John Czapko is employed as Vice President, Sales and Marketing of the Company pursuant to an at will employment agreement. Under the employment agreement, Mr. Czapko currently receives an annual base salary of $150,000 and a monthly automobile allowance. In addition, Mr. Czapko is entitled to participate in the Company's Incentive Stock Plan and Bonus Plan.

     Upon termination by the Company of any of its most senior executives without cause, the Company has in the past offered severance equal to one year's base salary.

INCENTIVE STOCK PLAN

     In fiscal 1997, the Company adopted an Incentive Stock Plan. In fiscal 1998, the Company adopted amendments to such plan, certain of which will become effective, subject to stockholder approval, on the date, if any, an IPO is consummated and certain of which will become effective immediately upon stockholder approval (as so amended, the "Plan"). As of August 31, 1998, options to purchase 88,557.98 shares of Class A Common Stock have been granted under the Plan, none of which have been exercised, at a weighted average exercise price of $84.58 per share of Class A Common Stock. The Plan authorizes the Board to issue incentive stock options ("ISOs") as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code") and stock options that do not conform to the requirements of that Code section ("Non-ISOs").

     The Board has discretionary authority to determine the types of options to be granted, the persons to whom options shall be granted (provided that options shall only be granted to directors, senior executives and other employees designated by the Board), the number of shares to be subject to each option granted (provided that no single participant in the Plan shall be entitled to receive more than 40,000 shares of Class A Common Stock pursuant to the Plan) and the terms of the stock option agreements. Unless otherwise specifically provided in the option agreement, (i) the exercise price of an option will not be less than the fair market value, as determined by the Board, of the Class A Common Stock on the date of the grant and (ii) the options shall become exercisable in equal installments on each of the second, third, fourth and fifth anniversaries of the effective date of grant. In the event of a "change of control," all options shall vest and become immediately exercisable. At the discretion of the Board, the exercise price may be paid by personal check, bank draft, money order, or money transfers, through the delivery of shares of the Class A Common Stock, pursuant to a broker-assisted "cashless exercise" program if established by the Company or by such other method as the Board may deem appropriate.

     Subject to certain exceptions, during the period of 45 days after the termination of an executive's employment with the Company, the Company shall have the right to purchase all, but not less than all, of the shares of Class A Common acquired by such executive pursuant to the exercise of options issued under the Plan at the fair market value of such shares as of the date on which such executive's employment was terminated (the "Call") and the executive shall have the right to sell to the Company all, but not less than all, of the shares of Class A Common acquired by such executive pursuant to the exercise of options issued under the Plan at the fair market value of such shares as of the date on which such executive's employment was terminated (the "Put"). Both the Call and the Put shall expire on the date of an initial public offering of the equity securities of OpTel (the "IPO Date").

     Prior to the IPO Date, holders of Class A Common shares issued upon the exercise of options issued under the Plan may not transfer or sell any of such shares except pursuant to a bona fide written offer to purchase such shares for an all cash purchase price ("third party offer") and only after such shares have first been offered to the Company. The Company shall have the option to purchase all (but not less than all) of the Class A Common shares subject to the third party offer at the price per share set forth in the third party offer.

     If an IPO is consummated, (i) five percent of the Class A Common Stock outstanding, on a fully diluted basis, on the date the IPO is consummated, will be issuable under the terms of the Plan, (ii) the number of shares issuable under the Plan will be adjusted on each January 1 to 5% of the then outstanding Class A Common Stock, on a fully diluted basis, if such adjustment would increase the number of shares, (iii) the Board will be authorized to issue certain other types of stock based awards, and (iv) the Plan will terminate on the tenth anniversary of the date the IPO is consummated.

STOCK PURCHASE PLAN

     In fiscal 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") which will become effective, subject to stockholder approval, on the date, if any, an IPO is consummated. One percent of the Class A Common Stock outstanding, on a fully diluted basis, on the date an IPO is consummated will be issuable under the terms of the Stock Purchase Plan.

ANNUAL BONUS PLAN

     The Company has adopted an Annual Bonus Plan (the "Bonus Plan") pursuant to which the Board is authorized to grant cash bonuses to certain employees of the Company. Bonuses are payable only if the Company achieves certain performance targets approved by the Compensation Committee at the beginning of the fiscal year.

401(k) PLAN

     The Company has implemented an employee savings and retirement plan (the "401(k) Plan") covering certain of the Company's employees who have at least three months of service with the Company and have attained the age of 21. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company has made, and may in the future make, contributions to the 401(k) Plan on behalf of eligible employees. Employees become 100% vested in these Company contributions after one year of service. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by the Company to the 401(k) Plan, and income earned on the 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the 401(k) Plan employee salary deferrals in selected investment options.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board has an Audit Committee and a Compensation Committee. The functions of the Audit Committee include recommending to the Board the retention of independent public accountants, reviewing the scope of the annual audit undertaken by the Company's independent public accountants and the progress and results of their work and reviewing the financial statements of the Company and its internal accounting and auditing procedures. The Audit Committee is composed of Andre Chagnon, William O. Hunt, Lynn McDonald and Alain Michel. The chairman of the Audit Committee is Mr. Hunt. The function of the Compensation Committee is to supervise the Company's compensation policies, administer the employee incentive plans, review officers' salaries and bonuses, approve significant changes in employee benefits and consider other matters referred to it by the Board. The Compensation Committee is composed of Andre Chagnon, William O. Hunt, Lynn McDonald and Alain Michel. The Chairman of the Compensation Committee is Mr. Chagnon.

COMPENSATION OF DIRECTORS

     Directors of the Company who are neither employees of the Company nor designees of the Company's significant stockholders will receive an annual fee of $15,000, a fee of $1,000 per in person meeting of the Board and an annual fee of $1,500 if they serve as the chairperson of a committee of the Board. Each such Director will also receive options to purchase 1,000 shares of Class A Common Stock with an exercise price equal to the fair market value on the date of grant as determined by the Board (or at the initial public offering price if an IPO is consummated). The options will become exercisable in equal installments on each of the second, third, fourth and fifth anniversaries of the effective date of the grant. Directors who are either employees of the Company or designees of the Company's significant stockholders will not be compensated for their services. However, all Directors will be reimbursed for actual out-of-pocket expenses incurred by them in connection with their attending meetings of the Board or any committees of the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997 and part of fiscal 1998, Mr. Brunel served as a member of the Compensation Committee. Effective May 19, 1998, Mr. Brunel resigned from the Compensation Committee.

LIMITATION OF LIABILITY; INDEMNIFICATION; INSURANCE

     The Company's Certificate of Incorporation provides that the Company shall, to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"), indemnify all persons which it may indemnify pursuant thereto (i.e., directors and officers) and shall advance expenses incurred in defending any proceeding for which such right to indemnification is applicable, provided that, if the DGCL so requires, the indemnitee provides the Company with an undertaking to repay all amounts advanced if it is determined by a final judicial decision that such person is not entitled to indemnification pursuant to this provision. The Company's Certificate of Incorporation also contains a provision eliminating the personal liability of the Company's directors for monetary damages for breach of any fiduciary duty. By virtue of this provision, under the DGCL, a director of the Company will not be personally liable for monetary damages for breach of his fiduciary duty as a director, except for liability for (i) any breach of the director's duty of loyalty to the Company or its stockholders,
(ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) dividends or stock purchases or redemptions that are unlawful under the DGCL and (iv) any transaction from which a director derives an improper personal benefit. However, this provision of the Company's Certificate of Incorporation pertains only to breaches of duty by directors as directors and not in any other corporate capacity such as officers, and limits liability only for breaches of fiduciary duties under the DGCL and not for violations of other laws, such as the federal securities laws. As a result of the inclusion of such provision, stockholders may be unable to recover monetary damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. The inclusion of this provision in the Company's Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefitted the Company and its stockholders.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling OpTel pursuant to the foregoing provisions, OpTel has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

     The directors and officers of the Company are insured (subject to certain exceptions and deductions) against liabilities that they may incur in their capacity as such, including liabilities under the Securities Act, under a liability insurance policy carried by GVL. Such policy provides coverage in an aggregate amount of $50 million (subject to a $250,000 deductible) and expires in October 1999.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of October 31, 1998, regarding the beneficial ownership of the Common Stock by (i) each Director of the Company who beneficially owns any Common Stock, (ii) each Named Executive Officer, (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of any class of Common Stock and (iv) all directors and executive officers of the Company as a group.

                                                                                                              PERCENT OF
                                                              AMOUNT AND                       PERCENT OF       TOTAL
                                                               NATURE OF        PERCENT OF    TOTAL SHARES      VOTING
BENEFICIAL OWNER                        TITLE OF CLASS      OWNERSHIP(1)(2)      CLASS(2)    OUTSTANDING(2)    POWER(2)
----------------                     --------------------   ---------------     ----------   --------------   ----------
Le Groupe Videotron Ltee...........  Multi-Vote Common       1,923,559.00(3)       81.73%        70.13%         81.17%
Andre Chagnon......................  Multi-Vote Common       1,923,559.00(3)       81.73%        70.13%         81.17%
Caisse de depot et placement du
  Quebec...........................  Multi-Vote Common         429,939.00(4)       18.27         15.68          18.14
Interactive Cable Systems, Inc.....  Class A Common Stock      164,271.54(5)      100.00          5.99              *
James A. Kofalt....................  Class A Common Stock       24,992.00(6)       13.20             *              *
Rory Cole..........................  Class A Common Stock        9,406.36(7)        5.42             *              *
Louis Brunel.......................  Class A Common Stock       13,119.67(8)        7.40             *              *
Michael E. Katzenstein.............  Class A Common Stock        4,568.80(9)        2.71             *              *
Bertrand Blanchette................  Class A Common Stock        1,093.28(10)          *             *              *
Stephen Dube.......................  Class A Common Stock        2,390.67(11)       1.43             *              *
John Czapko........................  Class A Common Stock              --(12)          *             *              *
All directors and officers as a
  group (15 persons)...............  Class A Common Stock       22,979.98(13)      12.27             *              *

---------------

 (1) Except as otherwise indicated in the other footnotes to this table, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock beneficially owned by such person.

 (2) "*" indicates less than one percent. In accordance with the Commission's rules, each beneficial owner's holdings have been calculated assuming the full exercise of warrants and options and the conversion of all shares of convertible preferred stock held by such holder which are currently exercisable or convertible or which will become exercisable or convertible within 60 days after the date of this Form 10-K and no exercise of warrants and options or conversion of preferred stock held by any other person.

 (3) Such shares are owned by VPC, an indirect wholly-owned subsidiary of GVL. Andre Chagnon, the founder of GVL, indirectly controls approximately 72% of GVL's outstanding voting rights. All such shares are fully convertible into Class A Common Stock on a one-for-one basis at the option of the holder and, upon the occurrence of certain events, automatically. See
     "-- Stockholders' Agreement" and "-- GVL Shareholders' Agreement" for the terms of certain agreements governing the voting and disposition of the shares of Common Stock held by VPC and GVL. Excludes 6,962.21 shares of Series A Preferred which will be convertible into Multi-Vote Common should an IPO be consummated. GVL's address is 300 Avenue Viger East, Montreal, Quebec, H2X 3W4.

 (4) Such shares are owned by CDPQ, a wholly-owned subsidiary of Caisse. All such shares are fully convertible into Class A Common Stock on a one-for-one basis at the option of the holder and, upon the occurrence of certain events, automatically. See "--Stockholders' Agreement" and "-- GVL Shareholders' Agreement" for the terms of certain agreements covering the voting and disposition of the shares of Common Stock held by Caisse and CDPQ. In addition, Caisse holds $20.0 million of 1998 Series A Notes which it purchased from the initial purchasers of the offering. Caisse's address is 1981, Avenue McGill College, Montreal, Quebec, H3A 3C7.

 (5) See "-- ICS Stockholders' Agreement and ICS Registration Rights Agreement" for the terms of certain agreements governing the disposition of such shares of Common Stock. Includes shares currently held in escrow pending the satisfaction of transfer conditions with respect to the balance of the acquisition of the ICS Operations. Excludes shares of Series B Preferred held by ICS which will be convertible into Class A Common Stock should an IPO be consummated. ICS's address is 1901 N. Glenville Drive, Suite 800, Richardson, Texas 75081.

 (6) Represents a presently exercisable warrant to purchase 24,992 shares of Class A Common Stock. Mr. Kofalt's address is 50209 Manly, Chapel Hill, North Carolina 27514.

 (7) Represents a presently exercisable warrant to purchase 9,406.36 shares of Class A Common Stock. Mr. Cole's address is 4339 Beverly Drive, Dallas, Texas 75205.

 (8) Includes 13,119.67 shares of Class A Common Stock underlying presently exercisable options. Excludes 13,119.67 shares of Class A Common Stock underlying options which are not exercisable until at least 60 days after the date set forth above.

 (9) Includes 4,568.80 shares of Class A Common Stock underlying presently exercisable options. Excludes 4,568.81 shares of Class A Common Stock underlying options which are not exercisable until at least 60 days after the date set forth above.

(10) Includes 1,093.28 shares of Class A Common Stock underlying presently exercisable options. Excludes 3,279.84 shares of Class A Common Stock underlying options which are not exercisable until at least 60 days after the date set forth above.

(11) Includes 2,390.67 shares of Class A Common Stock underlying presently exercisable options. Excludes 3,906.71 shares of Class A Common Stock underlying options which are not exercisable until at least 60 days after the date set forth above.

(12) Excludes 3,265.31 shares of Class A Common Stock underlying options which are not exercisable until at least 60 days after the date set forth above.

(13) With respect to executive officers who are not Named Executive Officers, includes 1,807.55 shares of Class A Common Stock underlying presently exercisable options and excludes 7,405.23 shares of Class A Common Stock underlying options which are not exercisable until at least 60 days after the date set forth above.

ICS STOCKHOLDERS' AGREEMENT AND ICS REGISTRATION RIGHTS AGREEMENT

     In connection with the Company's acquisition of the ICS Operations, ICS, Nomura Holding America, Inc. ("Nomura"), MCI (ICS, Nomura, and MCI, together, the "ICS Group"), VPC, GVL and the Company entered into a Stockholders' Agreement (the "ICS Stockholders' Agreement") dated as of April 9, 1998 and the Company, ICS, Nomura and MCI entered into a Registration Rights Agreement (the "ICS Registration Rights Agreement") dated as of April 9, 1998.

     Under the ICS Stockholders' Agreement, (i) the transfer of the shares of Class A Common Stock and Series B Preferred owned by the ICS Group (collectively, the "ICS Shares") is restricted, subject to certain exceptions,
(ii) the ICS Shares are subject to drag-along rights if VPC (or GVL through the sale of its interests in VPC) elects to sell equity interests representing 50% or more of the voting power of the outstanding capital stock of the Company or 50% or more of the equity interests held by VPC and (iii) the transfer of the ICS Shares are subject to certain first offer rights of the Company and VPC. In addition, the ICS Group has certain tag-along rights in connection with sales by VPC of outstanding shares of the Company's Common Stock.

     Pursuant to the ICS Registration Rights Agreement, following the consummation of an initial public offering of the Company's common equity, the ICS Group has piggyback registration rights, on three occasions, in registration statements filed by the Company for the sale of its equity securities, subject to certain conditions, including customary allocation and holdback provisions. The ICS Group also has certain demand registration rights in the event that the Company has not consummated an initial public offering of its common equity prior to April 9, 2002.

STOCKHOLDERS' AGREEMENT

     In August 1997, CDPQ purchased the minority interest in the Company from Vanguard Communications L.P. ("Vanguard"). In connection with the sale by Vanguard of its minority stock position in the Company to CDPQ, the Company, VPC and CDPQ entered into the Stockholders' Agreement and the Company and CDPQ entered into a related Registration Rights Agreement (the "Registration Rights Agreement"), under which CDPQ has certain rights and obligations relating to the Company and VPC. CDPQ is also a party to the GVL Shareholders' Agreement described below. The following is a summary of certain provisions of the Stockholders' Agreement and the Registration Rights Agreement.

     Designation of Directors. Under the Stockholders' Agreement, for as long as CDPQ holds at least 5% of the Company's voting stock, CDPQ may designate a number of Directors of the Company and each of its subsidiaries, and each committee of the Board and each of its subsidiaries, which is proportionate (in relation to the total number of Directors or committee members) to CDPQ's percentage ownership of the Company's voting stock, but in no event less than one Director and one committee member. This agreement supersedes the rights of Caisse to designate a Director of the Company pursuant to the GVL Shareholders' Agreement; however, such rights are subject to reinstatement in the event CDPQ ceases to be a stockholder of the Company. Pursuant to the terms of the Stockholders' Agreement, CDPQ has designated Lynn McDonald as a Director of the Company.

     Approval of Certain Actions by CDPQ. Pursuant to the Stockholders' Agreement, until the consummation of an initial public offering of the Company's voting common stock, CDPQ has the right to approve certain corporate actions including: (i) any amendment to the certificate of incorporation or bylaws of the Company or any subsidiary; (ii) any change in the capital stock of the Company or any subsidiary; (iii) the acquisition or disposition by the Company or any subsidiary of assets or securities in excess of $10 million in any single transaction or $40 million in the aggregate in any fiscal year; (iv) a merger or other business combination involving the Company or any subsidiary if the consideration paid for such merger or business combination is in excess of $10 million in any single transaction or $40 million in the aggregate in any fiscal year; and (v) the incurrence by the Company or certain subsidiaries of indebtedness not permitted under the terms of certain of its outstanding indebtedness.

     Rights in Connection with Other Financings; Tag-Along Rights. Pursuant to the Stockholders' Agreement, VPC is obligated to cause the Company to afford CDPQ rights equivalent to those afforded other purchasers of the Company's capital stock to the extent they are more advantageous than the rights held by CDPQ. Subject to certain exceptions (including a public offering of the Company's equity securities) and waiver by CDPQ at VPC's request in connection with certain events, the Company is obligated to afford CDPQ preemptive rights to purchase equity securities which the Company proposes to sell in proportion to CDPQ's ownership of the total outstanding equity securities of the Company prior to the sale. In addition, pursuant to the Stockholders' Agreement, CDPQ has certain tag-along rights in connection with sales by VPC of outstanding shares of the Company's voting stock.

     Registration Rights. Pursuant to the Registration Rights Agreement, nine months after the consummation of an initial public offering of the Company's equity securities and, subject to certain conditions, CDPQ has the right, on two occasions, to require the Company to register under the Securities Act shares of Class A Common Stock issued to CDPQ upon the conversion of the Multi-Vote Common. In addition, CDPQ has piggyback registration rights, on three occasions, to include Common Stock held by it in registration statements filed by the Company for the sale of its equity securities, subject to certain conditions, including customary allocation and holdback provisions.

GVL SHAREHOLDERS' AGREEMENT

     Caisse, CDPQ, Sojecci Ltee and Sojecci (1995) Ltee, the principal shareholders of GVL, and Andre Chagnon (the founder of GVL) are parties to an amended and restated shareholders agreement, dated as of May 10, 1995 (the "GVL Shareholders' Agreement"), which provides, among other things, that for so long as GVL controls the Company, Caisse will be allowed to select one of GVL's nominees to the Board and to have one representative on the Audit Committee of the Company. While this right has been superseded by the Stockholders' Agreement, it is subject to reinstatement in the event CDPQ ceases to be a stockholder of the Company or the Stockholders' Agreement ceases to be enforceable. See "-- Stockholders' Agreement."

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONVERTIBLE NOTES AND SERIES A PREFERRED

     The Company has financed a large portion of its capital needs by borrowing from its majority stockholder, VPC. The Company borrowed approximately $17.8 million, $73.4 million and $23.7 million from VPC in the form of the GVL Notes during the eight month period ended August 31, 1995, fiscal 1996 and fiscal 1997, respectively. The GVL Notes bore interest at a rate of 15% per annum, payable concurrently with the payment of principal. Interest was added to principal on an annual basis. Effective March 1, 1998, VPC exchanged all of the GVL Notes for 6,962.21365 shares of the Series A Preferred. In the event of an IPO, VPC has advised the Company that it intends to convert all of its shares of Series A Preferred into Multi-Vote Common upon the consummation of an IPO.

LICENSE HOLDING COMPANY

     The Company has assigned substantially all of its frequency licenses to THI in exchange for a $1.0 million secured promissory note with interest at 8% due on February 14, 2007 (the "License Note"). The License Note contains covenants which restrict THI from, among other things, incurring indebtedness other than to the Company or in the ordinary course of business, and merging or consolidating with another entity.

     Section 310(b) of the Communications Act prohibits any corporation of which more than one-fifth of the capital stock is owned or voted by non-U.S. citizens from holding a common carrier radio station license. In addition, under Section 310(b)(4) of the Communications Act, the FCC may, if it finds that it would serve the public interest, deny or revoke a common carrier license if the applicant or licensee is controlled directly or indirectly by any other corporation of which more than one-fourth of the capital stock is owned or voted by non-U.S. citizens. GVL, the Company's indirect principal stockholder, is a Canadian corporation. Consequently, THI was created to permit the Company to use the Assigned Licenses, modified as necessary, to provide "common carrier" telecommunications services in the event that the Company should desire to do so in the future. Russell S. Berman, Henry Goldberg and Thomas Watson, each U.S. citizens, each own one-third of the outstanding equity interests in THI. Russell
S. Berman is a partner at Kronish Lieb Weiner & Hellman LLP which represents both the Company and THI with respect to various legal matters. Henry Goldberg is a partner at Goldberg, Godles, Wiener & Wright which represents both the Company and THI with respect to certain federal regulatory matters. Mr. Watson is Vice President, Engineering and Information Services of OpTel.

     To establish the terms of the Company's continued and unencumbered use of the Assigned Licenses, the Company and THI entered into a license and services agreement (the "THI Agreement") pursuant to which THI agreed to provide to the Company all the transmission capacity it requires or may in the future require and the Company granted THI a nonexclusive license to use all of the Company's facilities and related equipment, such as microwave transmitting and receiving equipment, required to provide such transmission capacity. THI will obtain future licenses necessary to provide the Company with the transmission capacity it requires. The THI Agreement provides for payments from the Company to THI which are expected to approximate the monthly interest due on the License Note plus an allowance for the anticipated expenses of THI. The Company may also advance funds to THI to the extent necessary to enable THI to fulfill its obligations under the THI Agreement. All amounts of such advances will be added to the principal of the License Note. It is not expected that payments made by the Company to THI will have a material impact on the Company's cash flows or results of operations.

     In connection with the above described transaction, the Company received an option from THI (the "THI Option") to purchase all or, in certain circumstances, some of the assets of THI and a separate option from each stockholder of THI (each, an "Individual Option") to purchase all of such person's shares of capital stock of THI. The exercise price of the THI Option is equal to the current principal of, plus the accrued interest on, the License Note on the closing date, which may be paid by tendering to THI the License Note plus an amount equal to the lesser of (i) the book value of the assets being purchased or (ii) the initial capitalization of THI plus a 10% premium compounded annually. The exercise price of each Individual Option is equal to the lesser of
(x) the book value of the shares being purchased and (y) the price paid for such shares plus a 10% premium compounded annually. The THI Option and the Individual Options are exercisable at any time prior to February 14, 2007, subject to FCC approval.

     In 1997, the United States agreed, in the context of the WTO Basic Telecom Agreement, to allow foreign suppliers from WTO member nations, including Canada, to provide a broad range of basic telecommunications services in the United States. Those commitments became effective in February 1998. In light of those commitments, the FCC has determined that it will adopt an "open entry standard" for suppliers of telecommunications services from WTO member nations. In conjunction with its new open entry policies, the FCC has adopted a presumption favoring grant of applications to exceed the 25 percent limit on non-U.S. ownership contained in Section 310(b)(4) of the Communications Act when the non-U.S. investment is from a WTO member nation. Accordingly, the Company is in the process of reevaluating whether it should hold FCC authorizations directly and, specifically, whether it should exercise its option to purchase the assets or stock of THI. The Company has applied for FCC consent to allow it to purchase the stock of THI.

INSURANCE

     The Company purchases certain insurance coverage through GVL, including directors' and officers' liability insurance. The Company paid an aggregate of approximately $456,000 to GVL for this insurance coverage in fiscal 1998.

SERVICE AGREEMENTS

     Pursuant to the terms of the Stockholders' Agreement, VPC and certain of its affiliates provide certain strategic planning and treasury support services to the Company and perform internal audits of the Company's operations. Additional services may be provided as and when requested by the Company. The Company is charged for such services based on an estimate of the actual cost of the personnel engaged and materials used to provide such services (without an allowance for profit). The cost for such services in fiscal 1998 was $310,000.

     In addition, OpTel provides certain customer support and billing services to certain affiliates of GVL which operate wireless cable systems. OpTel charges such affiliates based on the actual cost of the personnel engaged and materials used to provide such services.

SHARED LITIGATION EXPENSES

     GVL, the Company and certain other affiliates of GVL were named as defendants in a lawsuit by a former employee of the Company. GVL and the Company agreed to joint representation by a single law firm and to share the associated expenses. The litigation was settled and neither the settlement costs or the associated expenses are material.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. Financial Statements. The following consolidated financial statements of the Company and the report of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-22.

           Independent Auditors' Report
           Consolidated Balance Sheets at August 31, 1997 and 1998
           Consolidated Statements of Operations for the years ended August 31, 1996, 1997 and 1998
           Consolidated Statements of Stockholders' Equity for the years ended August 31, 1996, 1997 and 1998
           Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1997 and 1998
           Notes to the Consolidated Financial Statements

          2. Financial Statement Schedules. The following financial statement schedule of the Company and the report of the independent auditors thereon, for the years ended August 31, 1996, 1997 and 1998 are included in this Form 10-K on pages S-1 and S-2.

    SCHEDULE NO.                           DESCRIPTION                        PAGE NO.
    ------------                           -----------                        --------
  Schedule II        Valuation and Qualifying Accounts                          S-2

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Purchase Agreement (the "ICS Purchase Agreement") among
                            OpTel, ICS and ICS Licenses, Inc., dated as of March 4,
                            1998.(4)
          2.2            -- Amendment Number One to the ICS Purchase Agreement, dated as of March 4, 1998.(4)
          2.3            -- Purchase Agreement (the "Phonoscope Purchase Agreement"),
                            dated as of August 13, 1997, among OpTel, Phonoscope,
                            Ltd., Phonoscope Management L.C., Lee Cook, Alton Cook
                            and Lee Cook Family Trust.(2)
          2.4            -- Amendment Number One to the Phonoscope Purchase
                            Agreement, dated as of August 13, 1997.(4)
          2.5            -- Amendment Number Two to the Phonoscope Purchase
                            Agreement, dated as of August 13, 1997.(4)
          3.1            -- Restated Certificate of Incorporation of OpTel, together with all amendments thereto.(7)
          3.2            -- Bylaws of OpTel.(1)
          3.3            -- Certificate of Designation of Voting Power, Designations,
                            Preferences, Limitations, Restrictions and Relative
                            Rights of the Series A Preferred.(4)
          3.4            -- Certificate of Designation of Voting Power, Designations,
                            Preferences, Limitations, Restrictions and Relative
                            Rights of the Series B Preferred.(4)
          4.1            -- 1997 Notes Purchase Agreement, dated February 7, 1997,
                            between OpTel and Salomon Brothers Inc and Merrill Lynch,
                            Pierce, Fenner & Smith Incorporated.(1)
          4.2            -- Registration Agreement, dated as of February 14, 1997,
                            between OpTel and Salomon Brothers Inc and Merrill Lynch,
                            Pierce, Fenner & Smith Incorporated.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.3            -- Indenture, dated as of February 14, 1997, between OpTel and U.S. Trust Company of Texas, N.A., as Trustee.(1)
          4.4            -- Form of 1997 Note (included in Exhibit 4.3).(1)
          4.5            -- Escrow Agreement, dated as of February 14, 1997, between
                            OpTel and U.S. Trust Company of Texas, N.A., as Trustee
                            and Escrow Agent.(1)
          4.6            -- 1998 Notes Purchase Agreement, dated as of June 29, 1998, between OpTel, Salomon Brothers Inc, Goldman, Sachs & Co.
                            and CIBC Oppenheimer.(6)
          4.7            -- Registration Agreement, dated as of July 7, 1998, between
                            OpTel and Salomon Brothers Inc, Goldman, Sachs & Co. and
                            CIBC Oppenheimer.(6)
          4.8            -- Indenture, dated as of July 7, 1998, between OpTel and
                            U.S. Trust Company of Texas, N.A., as Trustee.(6)
          4.9            -- Form of 1998 Note (included in Exhibit 4.8).(6)
          4.10           -- Escrow Agreement, dated as of July 7, 1998, between OpTel and U.S. Trust Company of Texas, N.A., as Trustee and
                            Escrow Agent.(6)
         10.1            -- Amendment, dated as of February 17, 1997, between
                            Vanguard, General Partner, Pacific, VPC, OpTel and
                            GVL.(1)
         10.2            -- Form of Convertible Note (included as Exhibit B to the
                            Amendment referenced as Exhibit 10.1 hereto) and a list
                            of the issue dates and principal amounts of all
                            outstanding Convertible Notes (included as Schedule 1 to
                            the Amendment referenced as Exhibit 10.1 hereto).(1)
         10.3            -- Stockholders' Agreement, dated as of August 15, 1997, by and among VPC, CDPQ and OpTel.(3)
         10.4            -- Stockholders' Agreement, dated as of April 9, 1998, among
                            OpTel, Nomura, MCI, GVL and ICS.(4)
         10.5            -- Lease Agreement, dated July 25, 1995, between Space
                            Center Dallas, Inc. and OpTel.(1)
         10.6            -- First Amendment to Lease Agreement, dated August 8, 1996, between Space Center Dallas, Inc. and OpTel. (1)
         10.7            -- Restated Incentive Stock Plan of OpTel, dated November
                            12, 1996.(1)
         10.8            -- Restated Incentive Stock Plan of OpTel, dated June 4,
                            1998.(7)
         10.9            -- Annual Bonus Plan of OpTel.(1)
         10.10           -- Employment Agreement between Stephen Dube and OpTel,
                            dated November 19, 1996.(7)
         10.11           -- Employment Agreement between Bertrand Blanchette and
                            OpTel, dated June 17, 1996.(7)
         10.12           -- Employment Agreement between Lynn Zera and OpTel, dated
                            November 7, 1995.(7)
         10.13           -- Employment Agreement between Louis Brunel and OpTel,
                            dated November 15, 1996.(1)
         10.14           -- Employment Agreement between Rory Cole and OpTel, dated
                            January 3, 1997.(1)
         10.15           -- Employment Agreement between Michael Katzenstein and
                            OpTel, dated January 14, 1998.(7)
         10.16           -- Separation and Consulting Agreement, dated as of
                            September 1, 1996, between OpTel and James A. Kofalt.(1)
         10.17           -- Warrant Agreement, dated as of September 1, 1996, between
                            OpTel and James A. Kofalt.(1)
         10.18           -- Separation Agreement, dated as of July 11, 1997, between
                            OpTel and Rory O. Cole.(4)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Warrant Agreement, dated as of July 11, 1997, between
                            OpTel and Rory O. Cole.(2)
         10.20           -- Assignment Agreement, dated as of February 14, 1997,
                            among TVMAX, Sunshine Television Entertainment, Inc.,
                            Richey Pacific Cablevision, Inc., IRPC Arizona, Inc. and
                            THI.(1)
         10.21           -- Equipment License and Services Agreement, dated as of
                            February 14, 1997, between TVMAX and THI.(1)
         10.22           -- Form of Shareholders Option Agreement, dated as of
                            February 14, 1997, between TVMAX and each of the
                            shareholders of THI, together with a list of the
                            shareholders of THI.(1)
         10.23           -- Option Agreement, dated as of February 14, 1997, between
                            TVMAX and THI.(1)
         10.24           -- Common Stock Registration Rights Agreement, dated as of
                            February 14, 1997, among OpTel, VPC, GVL and Salomon
                            Brothers Inc and Merrill Lynch, Pierce, Fenner & Smith
                            Incorporated and U.S. Trust Company of Texas, N.A.(1)
         10.25           -- Registration Rights Agreement, dated as of August 15,
                            1997, between OpTel and CDPQ.(2)
         10.26           -- Registration Rights Agreement dated as of April 9, 1998, between OpTel, ICS, Nomura and MCI.(4)
         10.27           -- City of Houston, Texas, Ordinance No. 89-338 dated March
                            29, 1989 granting to PrimeTime Cable Partners I, Ltd. the
                            right to operate for 15 years a Community Antenna
                            Television System, and subsequent ordinances consenting
                            to assignment of rights to EagleVision and to TVMAX
                            Communications (Texas), Inc.(1)
         10.28           -- City of Houston, Texas, Ordinance No. 97-285 dated March
                            19, 1997, granting TVMAX Communications (Texas), Inc. a
                            temporary permit to operate a Telecommunications
                            Network.(1)
         10.29           -- City of Houston, Texas, Ordinance No. 97-1088 dated
                            September 3, 1997, extending to TVMAX Communications
                            (Texas), Inc. a temporary permit to operate a
                            Telecommunications Network (originally granted pursuant
                            to the permit referenced in Exhibit 10.28 hereto).(2)
         10.30           -- City of Houston, Texas, Ordinance No. 97-1567 dated
                            December 23, 1997, granting to TVMAX Communications
                            (Texas), Inc. a franchise to operate a Telecommunications
                            Network (superseding and replacing the temporary permits
                            referenced in Exhibits 10.28 and 10.29 hereto).(4)
         10.31           -- Amendment Number 001 to the Videotron/Lucent Agreement,
                            dated August 28, 1997, among Videotron Telecom Ltee and
                            Lucent Technologies Canada Inc. and TVMAX and Lucent
                            Technologies Inc.(2)
         10.32           -- Credit Agreement dated as of December 19, 1997, ("Credit
                            Agreement") among TVMAX, OpTel, Goldman Sachs Credit
                            Partners L.P., as arranger and syndication agent,
                            Canadian Imperial Bank of Commerce, individually and as
                            administrative agent, General Electric Capital
                            Corporation, individually and as documentation agent, and
                            the lenders party thereto from time to time
                            (collectively, the "Lenders").(4)
         10.33           -- First Amendment to the Credit Agreement dated as of April
                            29, 1998.(4)
         10.34           -- Interconnection Agreement under Sections 251 and 252 of the Telecom Act by and between Southwestern Bell
                            Telephone Company and OpTel (Texas) Telecom, Inc.(2)
         10.35           -- Residential Reseller Agreement dated as of May 29, 1998 by and between Teleport Communications Group Inc. and
                            TVMAX.(8)**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.36           -- Strategic Alliance Agreement dated as of March 10, 1998 between I(3)S, Inc. and TVMAX.(7)**
         12.1            -- Statement Re: Deficiency of Earnings to Fixed Charges.
         21.1            -- List of subsidiaries of OpTel.(7)
         27.1            -- Financial Data Schedule
         27.2            -- Restated Financial Data Schedule

---------------

(1) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Commission on April 10, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's 10-K filed with the Commission for fiscal year ended August 31, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's 10-K/A filed with the Commission for fiscal year ended August 31, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to OpTel's registration statement on Form S-1 filed with the Commission on June 5, 1998 and incorporated herein by reference.

(5) Filed as an exhibit to Amendment No. 2 to OpTel's registration statement on Form S-1 filed with the Commission on July 20, 1998 and incorporated herein by reference.

(6) Filed as an exhibit to Amendment No. 3 to OpTel's registration statement on Form S-1/ filed with the Commission on August 14, 1998 and incorporated herein by reference.

(7) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Commission on September 4, 1998 and incorporated herein by reference.

(8) Filed as an exhibit to Amendment No. 1 to OpTel's registration statement on Form S-4 filed with the Commission on October 9, 1998.

** The Commission granted the Company's request for confidential treatment of portions of this document in an order dated October 9, 1998.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated April 13, 1998, reporting under Item 2 the completion of the initial closing of the acquisition of the ICS Operations and filing under Item 7 the Statements of Assets and Liabilities acquired as of December 31, 1997 and March 31, 1998 (unaudited) and the Statement of Revenues and Direct Expenses for the year ended December 31, 1997 and the three months ended March 31, 1998 (unaudited).

     The Company filed a Current Report on Form 8-K, dated June 8, 1998, reporting under Item 5 the filing of a registration statement for a primary offering of shares of its Class A Common Stock for gross proceeds of approximately $100 million.

     The Company filed a Current Report on Form 8-K, dated June 12, 1998, reporting under Item 5 the Company's intent to issue $200 million gross proceeds of Senior Notes due 2008 in a private placement.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 25th day of November, 1998.

                                            OPTEL, INC.

                                            By:      /s/ LOUIS BRUNEL
                                              ----------------------------------
                                                         Louis Brunel
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
            Principal Executive Officer:

                  /s/ LOUIS BRUNEL                     President and Chief           November 25, 1998
-----------------------------------------------------    Executive Officer
                    Louis Brunel

    Principal Financial and Accounting Officers:

               /s/ BERTRAND BLANCHETTE                 Chief Financial Officer       November 25, 1998
-----------------------------------------------------
                 Bertrand Blanchette

                  /s/ CRAIG MILACEK                    Controller                    November 25, 1998
-----------------------------------------------------
                    Craig Milacek

                     Directors:

                  /s/ ANDRE CHAGNON                    Chairman of the Board         November 25, 1998
-----------------------------------------------------
                    Andre Chagnon

                  /s/ ALAIN MICHEL                     Vice Chairman of the Board    November 25, 1998
-----------------------------------------------------
                    Alain Michel

                  /s/ LOUIS BRUNEL                     Director                      November 25, 1998
-----------------------------------------------------
                    Louis Brunel

                                                       Director                      November 25, 1998
-----------------------------------------------------
                  Frederick W. Benn

                /s/ CHRISTIAN CHAGNON                  Director                      November 25, 1998
-----------------------------------------------------
                  Christian Chagnon

                 /s/ WILLIAM O. HUNT                   Director                      November 25, 1998
-----------------------------------------------------
                   William O. Hunt

                                                       Director                      November 25, 1998
-----------------------------------------------------
                 R. Douglas Leonhard

                  /s/ LYNN MCDONALD                    Director                      November 25, 1998
-----------------------------------------------------
                    Lynn McDonald

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
OpTel, Inc.:

     We have audited the accompanying consolidated balance sheets of OpTel, Inc. and subsidiaries (the "Company") as of August 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 1996, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OpTel, Inc. and subsidiaries as of August 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended August 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
October 6, 1998

                          OPTEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                     ASSETS

                                                                   AUGUST 31
                                                              --------------------
                                                                1997       1998
                                                              --------   ---------

Cash and cash equivalents...................................  $ 87,305   $ 123,774
Restricted investments (Notes 6 and 12).....................    67,206      63,207
Accounts receivable (net of allowance for doubtful accounts
  of $1,125 and $1,803, respectively).......................     4,044       9,458
Prepaid expenses, deposits and other assets.................     1,836       2,317
Property and equipment, net (Note 4)........................   160,442     268,044
Intangible assets, net (Note 5).............................    82,583     160,370
                                                              --------   ---------
          TOTAL.............................................  $403,416   $ 627,170
                                                              ========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities....  $ 21,896   $  31,842
Deferred revenue and customer deposits......................     2,978       5,274
Convertible notes payable to stockholder (Note 9)...........   129,604          --
Notes payable and long-term obligations (Note 6)............   228,573     429,278
                                                              --------   ---------
          Total liabilities.................................   383,051     466,394
Commitments and contingencies (Notes 3 and 7)
Stockholders' equity (Notes 9, 10 and 13):
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued and outstanding................        --          --
  Series A preferred stock, $.01 par value; 10,000 shares
     authorized; none and 6,962 issued and outstanding......        --     146,115
  Series B preferred stock, $.01 par value; 2,000 shares
     authorized; none and 991 issued and outstanding........        --      61,343
  Class A common stock, $.01 par value; 8,000,000 shares
     authorized; none and 164,272 issued and outstanding....        --           2
  Class B common stock, $.01 par value; 6,000,000 shares
     authorized; 2,353,498 issued and outstanding...........        24          24
  Class C common stock, $.01 par value; 300,000 shares
     authorized; 225,000 issued and outstanding.............         2           2
Additional paid-in capital..................................    97,683     113,780
Accumulated deficit.........................................   (77,344)   (160,490)
                                                              --------   ---------
          Total stockholders' equity........................    20,365     160,776
                                                              --------   ---------
          TOTAL.............................................  $403,416   $ 627,170
                                                              ========   =========

                See notes to consolidated financial statements.

                          OPTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED AUGUST 31, 1996, 1997 AND 1998
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                1996       1997       1998
                                                              --------   --------   --------
REVENUES:
  Cable television..........................................  $ 25,893   $ 36,915   $ 61,081
  Telecommunications........................................     1,711      2,922      3,882
                                                              --------   --------   --------
          Total revenues....................................    27,604     39,837     64,963
OPERATING EXPENSES:
  Programming, access fees and revenue sharing..............    11,868     19,202     28,825
  Customer support, general and administrative..............    19,636     28,926     35,847
  Depreciation and amortization.............................     8,676     14,505     28,481
                                                              --------   --------   --------
          Total operating expenses..........................    40,180     62,633     93,153
                                                              --------   --------   --------
LOSS FROM OPERATIONS........................................   (12,576)   (22,796)   (28,190)
OTHER INCOME (EXPENSE):
  Interest expense on convertible notes payable to
     stockholder (Notes 4 and 9)............................    (5,342)   (15,204)    (9,640)
  Other interest expense....................................      (657)   (16,210)   (38,837)
  Interest and other income.................................       145      5,675      8,913
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.............   (18,430)   (48,535)   (67,754)
INCOME TAXES (Note 8).......................................        --         --         --
                                                              --------   --------   --------
LOSS BEFORE EXTRAORDINARY ITEM..............................   (18,430)   (48,535)   (67,754)
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT (Note 6)..........        --         --     (6,644)
                                                              --------   --------   --------
NET LOSS....................................................   (18,430)   (48,535)   (74,398)
EARNINGS ATTRIBUTABLE TO PREFERRED STOCK....................        --         --     (8,748)
                                                              --------   --------   --------
NET LOSS ATTRIBUTABLE TO COMMON EQUITY......................  $(18,430)  $(48,535)  $(83,146)
                                                              ========   ========   ========
BASIC AND DILUTED LOSS BEFORE EXTRAORDINARY ITEM PER SHARE
  OF COMMON EQUITY..........................................  $  (8.30)  $ (19.98)  $ (28.94)
BASIC AND DILUTED EXTRAORDINARY LOSS PER SHARE OF COMMON
  EQUITY....................................................        --         --      (2.51)
                                                              --------   --------   --------
BASIC AND DILUTED LOSS PER SHARE OF COMMON EQUITY (Notes 2
  and 10)...................................................  $  (8.30)  $ (19.98)  $ (31.45)
                                                              ========   ========   ========
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON EQUITY
  OUTSTANDING (Notes 2 and 10)..............................     2,220      2,430      2,644
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                          OPTEL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED AUGUST 31, 1996, 1997 AND 1998
                       (DOLLARS AND SHARES IN THOUSANDS)

                                       SERIES A                    SERIES B                  CLASS A               CLASS B
                                    PREFERRED STOCK             PREFERRED STOCK           COMMON STOCK          COMMON STOCK
                               -------------------------   -------------------------   -------------------   -------------------
                                 SHARES      LIQUIDATION     SHARES      LIQUIDATION     SHARES       PAR      SHARES       PAR
                               OUTSTANDING      VALUE      OUTSTANDING      VALUE      OUTSTANDING   VALUE   OUTSTANDING   VALUE
                               -----------   -----------   -----------   -----------   -----------   -----   -----------   -----
BALANCE, SEPTEMBER 1, 1995...      --         $     --         --          $    --          --        $--       2,150       $21
 Issuance of stock upon debt
   conversion................      --               --         --               --          --         --         171         2
 Contribution and
   cancellation of shares....      --               --         --               --          --         --         (16)       --
 Net loss....................      --               --         --               --          --         --          --        --
                                   --         --------         --          -------         ---        ---       -----       ---
BALANCE, AUGUST 31, 1996.....      --               --         --               --          --         --       2,305        23
 Issuance of stock with
   senior notes offering.....      --               --         --               --          --         --          --        --
 Stock options exercised.....      --               --         --               --          --         --          48         1
 Net loss....................      --               --         --               --          --         --          --        --
                                   --         --------         --          -------         ---        ---       -----       ---
BALANCE, AUGUST 31, 1997.....      --               --         --               --          --         --       2,353        24
 Earnings attributable to
   preferred stock...........      --            6,871         --            1,877          --         --          --        --
 Issuance of stock upon debt
   conversion................       7          139,244         --               --          --         --          --        --
 Issuance of stock to acquire
   the ICS operations........      --               --          1           59,466         164          2          --        --
 Net loss....................      --               --         --               --          --         --          --        --
                                   --         --------         --          -------         ---        ---       -----       ---
BALANCE, AUGUST 31, 1998.....       7         $146,115          1          $61,343         164        $ 2       2,353       $24
                                   ==         ========         ==          =======         ===        ===       =====       ===

                                     CLASS C
                                  COMMON STOCK
                               -------------------   ADDITIONAL
                                 SHARES       PAR     PAID-IN     ACCUMULATED
                               OUTSTANDING   VALUE    CAPITAL       DEFICIT      TOTAL
                               -----------   -----   ----------   -----------   --------
BALANCE, SEPTEMBER 1, 1995...       --        $--     $ 78,902     $ (10,379)   $ 68,544
 Issuance of stock upon debt
   conversion................       --         --        9,163            --       9,165
 Contribution and
   cancellation of shares....       --         --           --            --          --
 Net loss....................       --         --           --       (18,430)    (18,430)
                                   ---        ---     --------     ---------    --------
BALANCE, AUGUST 31, 1996.....       --         --       88,065       (28,809)     59,279
 Issuance of stock with
   senior notes offering.....      225          2        6,998            --       7,000
 Stock options exercised.....       --         --        2,620            --       2,621
 Net loss....................       --         --           --       (48,535)    (48,535)
                                   ---        ---     --------     ---------    --------
BALANCE, AUGUST 31, 1997.....      225          2       97,683       (77,344)     20,365
 Earnings attributable to
   preferred stock...........       --         --           --        (8,748)         --
 Issuance of stock upon debt
   conversion................       --         --           --            --     139,244
 Issuance of stock to acquire
   the ICS operations........       --         --       16,097            --      75,565
 Net loss....................       --         --           --       (74,398)    (74,398)
                                   ---        ---     --------     ---------    --------
BALANCE, AUGUST 31, 1998.....      225        $ 2     $113,780     $(160,490)   $160,776
                                   ===        ===     ========     =========    ========

                See notes to consolidated financial statements.

                          OPTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED AUGUST 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                               1996       1997        1998
                                                             --------   ---------   ---------
OPERATING ACTIVITIES:
  Net loss.................................................  $(18,430)  $ (48,535)  $ (74,398)
  Adjustments to reconcile net loss to net cash flow used
     in operating activities:
     Depreciation and amortization.........................     8,676      14,505      28,481
     Noncash portion of extraordinary loss on debt
       extinguishment......................................        --          --       5,349
     Noncash interest expense..............................     5,661      15,107      10,950
     Noncash interest earned on restricted investments.....        --      (2,303)     (3,466)
     Increase (decrease) in cash from changes in operating
       assets and liabilities, net of effect of business
       combinations:
       Accounts receivable.................................    (1,370)       (754)     (4,003)
       Prepaid expenses, deposits and other assets.........      (126)       (785)        (68)
       Deferred revenue and customer deposits..............       906         640       1,081
       Accounts payable, accrued expenses and other
          liabilities......................................     4,230       6,190       9,806
                                                             --------   ---------   ---------
          Net cash flows used in operating activities......      (453)    (15,935)    (26,268)
                                                             --------   ---------   ---------
INVESTING ACTIVITIES:
  Purchases of businesses..................................    (9,916)     (6,717)    (43,354)
  Acquisition of intangible assets.........................    (7,904)    (10,112)     (7,172)
  Purchases and construction of property and equipment.....   (54,217)    (61,393)    (78,471)
  Purchases of restricted investments......................        --     (79,609)    (21,785)
  Proceeds from maturity of restricted investments.........        --      14,706      29,250
                                                             --------   ---------   ---------
          Net cash flows used in investing activities......   (72,037)   (143,125)   (121,532)
                                                             --------   ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from convertible notes payable..................    73,438      33,700          --
  Repayments on convertible notes payable..................        --     (10,000)         --
  Proceeds from senior notes payable.......................        --     218,000     200,000
  Financing costs of senior notes payable..................        --      (5,738)     (6,480)
  Proceeds from bank financing, net of transaction costs...        --          --     119,329
  Repayment on bank financing..............................        --          --    (125,000)
  Proceeds from issuance of common stock...................        --       9,620          --
  Payment on notes payable and long-term obligations.......    (1,307)       (894)     (3,580)
                                                             --------   ---------   ---------
          Net cash flows provided by financing
            activities.....................................    72,131     244,688     184,269
                                                             --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      (359)     85,628      36,469
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............     2,036       1,677      87,305
                                                             --------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  1,677   $  87,305   $ 123,774
                                                             ========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Notes 3
  and 9):
  Cash paid during the period for interest.................  $    290   $  15,059   $  36,831
                                                             ========   =========   =========
  Increase in capital lease obligations....................  $    879   $   1,630   $   2,742
                                                             ========   =========   =========
  Convertible debt issued for accrued interest.............  $  6,436   $  16,490   $   9,640
                                                             ========   =========   =========
  Common stock issued for convertible debt.................  $  9,166   $      --   $      --
                                                             ========   =========   =========
  Preferred stock issued for convertible debt..............  $     --   $      --   $ 139,244
                                                             ========   =========   =========
  Preferred stock issued for purchase of business..........  $     --   $      --   $  59,466
                                                             ========   =========   =========
  Common stock issued for purchase of business.............  $     --   $      --   $  16,099
                                                             ========   =========   =========
  Earnings attributable to preferred stock.................  $     --   $      --   $   8,748
                                                             ========   =========   =========

                See notes to consolidated financial statements.

                          OPTEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED AUGUST 31, 1996, 1997 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS

     OpTel, Inc., a Delaware corporation, and subsidiaries (the "Company" or "OpTel") is the successor of the cable television and telecommunications operations of Vanguard Communications, L.P. ("Vanguard"). Vanguard commenced operations in April 1993. On December 20, 1994, Vanguard contributed its cable television and telecommunications operations to its wholly owned subsidiary, OpTel. The contribution to OpTel was recorded at Vanguard's historical cost.

     OpTel is a developer, operator and owner of private cable television and telecommunications systems that utilize advanced technologies to deliver cable television and telecommunications services to customers in multiple dwelling units ("MDUs"). The Company negotiates long-term, generally exclusive cable television service agreements and nonexclusive telecommunications service agreements with owners and managers of MDUs, generally for terms of up to 15 years. The Company's primary markets are major metropolitan areas in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Texas and Washington, D.C.

     During the period from April 20, 1993 (date of inception) to March 31, 1995, the Company was wholly owned by Vanguard. On March 31, 1995, VPC Corporation ("VPC") (a wholly owned subsidiary of Le Groupe Videotron Ltee ("Videotron"), a Quebec corporation) acquired a 66.75% interest in the Company. At August 31, 1998, VPC's interest in the Company was 70.13% (see Note 9).

2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of OpTel and its wholly owned and majority-owned subsidiaries and limited partnerships. All significant intercompany accounts and transactions have been eliminated. Amounts due to minority limited partners are included in notes payable and long-term obligations.

     Cash and Cash Equivalents -- Cash and cash equivalents of the Company are composed of demand deposits with banks and highly liquid, short-term investments with maturities of three months or less when purchased.

     Restricted Investments -- Restricted investments of the Company are composed of U.S. Treasury securities restricted for payment of interest on the Company's Senior Notes. These investments are classified as held to maturity and are carried at amortized cost.

     Property and Equipment -- Property and equipment are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the costs and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the various classes of property and equipment as follows:

Headends....................................................  15 years
Telephone switches..........................................  10 years
Distribution systems and enhancements.......................  15 years
Computer software and equipment.............................  2 to 4 years
Other.......................................................  5 to 10 years

                          OPTEL, INC. AND SUBSIDIARIES

     Management routinely evaluates its recorded investments for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," based on projected undiscounted cash flows and other methods when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes the investments to be recoverable.

     Intangible Assets -- Costs associated with licensing fees, commissions and other direct costs incurred in connection with the execution of rights-of-entry agreements to provide cable television and telecommunications service to MDUs, the excess of purchase price over the fair value of tangible assets acquired (goodwill) and other intangible assets are amortized using the straight-line method over the following estimated useful lives:

Goodwill..............................................  20 years
Licensing fees and rights-of entry costs..............  Initial term of contract
Deferred financing costs..............................  Terms of indebtedness
Other.................................................  1 to 5 years

     Management routinely evaluates its recorded investments in intangible assets for impairment in accordance with SFAS No. 121 based on projected undiscounted cash flows and other methods when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and believes the investments to be recoverable. Amounts recorded as goodwill have been acquired in the business combinations discussed in Note 3. Such amounts are generally attributable to market entry or expansion.

     Federal and State Income Taxes -- Prior to August 2, 1996, the Company and its corporate subsidiaries filed a consolidated federal income tax return. Beginning August 2, 1996, in connection with VPC's acquiring additional stock from Vanguard, the Company was included in VPC's consolidated federal income tax return. Effective February 14, 1997, as the result of issuing Class C Common (see Notes 6 and 9), the Company was deconsolidated from VPC for tax purposes. Beginning March 1, 1998, as the result of VPC's converting its convertible notes payable to Series A Preferred, the Company will be included in VPC's consolidated federal income tax return. Effective April 13, 1998, as the result of issuing Class A Common and Series B Preferred, the Company will again be required to file a separate consolidated federal income tax return. During the period in which the Company was consolidated with VPC, for purposes of financial reporting, the Company recorded federal and state income tax as if it were filing a separate return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of the assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." Provision is made or benefit recognized for deferred taxes relating to temporary differences in the recognition of expense and income for financial reporting purposes. To the extent a deferred tax asset does not meet the criterion of "more likely than not" for realization, a valuation allowance is recorded.

     Revenue Recognition and Deferred Revenue -- The Company recognizes revenue as cable television programming and telecommunications services are provided to subscribers. OpTel typically bills customers in advance for monthly cable television services, which results in the deferral of revenue until those services are provided. Installation revenue is recognized in the period installation services are provided to the extent of direct selling costs. For all periods presented, installation revenues have not exceeded direct selling costs. The Company expenses all initial subscriber costs as incurred due to the short-term subscriber lives associated with MDU service and because such costs do not constitute additions to property and equipment.

     Net Loss per Common Share -- The computation of basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the period (see Note 10). Common stock equivalents are included in the computation if they are dilutive. For the year ended August 31, 1996, the convertible notes payable to stockholder are excluded from the diluted earnings per share calculation because

                          OPTEL, INC. AND SUBSIDIARIES
of their antidilutive effect. For the years ended August 31, 1997 and 1998, the convertible notes payable to stockholder; the Series A and the Series B preferred stock; and 90,037 and 123,685 stock options and warrants, respectively, are excluded from the diluted earnings per share calculation because of their antidilutive effect. As a result, diluted loss per common share for the years ended August 31, 1996, 1997 and 1998, is considered to be the same as basic.

     Derivative Financial Instruments -- Derivative financial instruments are utilized by the Company to reduce interest rate risk and include interest rate swaps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. Gains and losses resulting from the termination of derivative financial instruments are recognized over the shorter of the remaining original contract lives of the derivative financial instruments or the lives of the related hedged positions or, if the hedged positions are sold or extinguished, are recognized in the current period as gain or loss.

     Acquisitions -- The Company's acquisitions are accounted for using the purchase method of accounting and include results of operations of the acquired businesses in the accompanying consolidated financial statements from the dates of acquisition. Identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is recorded as goodwill.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reporting amounts of certain assets, liabilities, revenues and expenses. Actual results may differ from such estimates. The Company is in the initial stages of entering new markets and acquiring or constructing the infrastructure necessary to deliver cable television and telecommunication services. The Company's network upgrades and investment in central office switched telecommunications require significant investment, a portion of which will not be recovered unless the Company's customer base increases from current levels, as to which there can be no assurance due to possible adverse effects of competition, regulatory changes, technology changes, the ability to finance future expenditures or other unforeseen factors. The carrying value of property, equipment and intangible assets will be subject to ongoing assessment.

     New Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share and was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Prior periods presented have been restated to reflect the adoption of SFAS No. 128, which did not have a significant impact upon the Company's reported earnings per share.

     Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, earlier application is permitted.

                          OPTEL, INC. AND SUBSIDIARIES

Management is currently not planning on early adoption of this statement and has not completed an evaluation of the impact of the provisions of this statement on the Company's consolidated financial statements.

     Reclassifications -- Certain reclassifications of prior-year amounts have been made to conform to the current-year presentation.

3. ACQUISITIONS

     On December 28, 1994, the Company acquired the stock of the operating subsidiaries of International Richey Pacific Cablevision, Ltd. ("IRPC"). The Company, as a result of the acquisition from IRPC, is a general partner in limited partnership investments (the "Partnerships"). The operations of these Partnerships have been consolidated with those of the Company. The Company had the option to purchase the interest of each limited partner at defined amounts ranging from 110% to 140% of each limited partner's initial capital contribution for the first four years of the partnership agreements and was required to purchase the interests at the end of the fifth year at 150% of the initial capital contribution. During the periods ended August 31, 1996, 1997 and 1998, OpTel paid $392, $0 and $753, respectively, to repurchase all of the partnership obligations, including the appreciation described above (see Note 6). The operations of the acquired subsidiaries and the partnerships are located in the San Diego, California, and Phoenix, Arizona, areas.

     On January 11, 1995, the Company purchased the assets of EagleVision for $15,200 in cash, the assumption of approximately $110 of liabilities and a deferred payment due to the seller of not less than $6,000 and not more than $10,000 based on the profitability of OpTel's assets in the Houston, Texas, market with certain adjustments. This deferred payment is payable at the seller's option, either (a) following the sale of all or substantially all of the EagleVision assets or the sale of a majority of the outstanding voting capital of the OpTel subsidiary that acquired EagleVision assets to a third party that is not an affiliate or (b) at the conclusion of the fifth or sixth year following the acquisition. This deferred payment is carried on the accompanying consolidated balance sheets in notes payable and long-term obligations at the net present value of the estimated final payment with an accretion of interest recorded to operations. As of the date of acquisition and as of August 31, 1998, the estimated payment due was $6,000 with a net present value at August 31, 1997 and 1998, of $4,903 and $5,338, respectively. EagleVision's operations are located in the Houston, Texas, area.

     On June 30, 1995, the Company purchased the stock of Sunshine Television Entertainment, Inc. ("Sunshine") for $5,500 in cash and the assumption of approximately $350 of liabilities. Sunshine's operations are located in the Miami, Florida, area.

     On July 31, 1995, the Company purchased the assets of Interface Communications Group, Inc. and certain related entities ("Interface") for $8,900 in cash and the assumption of approximately $30 of liabilities. The operations of Interface are located in the Denver, Colorado, area.

     On August 31, 1995, the Company purchased the general and limited partnership interests of Triax Associates V, L.P. ("Triax"), for $15,200 in cash and the assumption of approximately $100 of liabilities. The operations of Triax are located in the Chicago, Illinois, area.

     On January 30, 1996, the Company purchased the assets of Telecom Master L.P. and Telecom Satellite Systems Corporation ("Telecom") for approximately $5,700 in cash and the assumption of $100 of liabilities. The operations of Telecom are located in the Dallas, Texas, area.

     On August 2, 1996, the Company purchased certain assets of certain subsidiaries of Wireless Holdings, Inc., and Videotron (Bay Area), Inc., companies that are 50% and 80% owned and controlled by Videotron, respectively, for approximately $3,880. The amount paid represents the sellers' historical cost, which also approximates the acquired assets' estimated fair market value. The operations of the acquired assets are located in the San Francisco, California, and Tampa, Florida, areas.

                          OPTEL, INC. AND SUBSIDIARIES

     On November 12, 1996, the Company purchased the assets of Malvey Cable Company ("Nor-Cal") for approximately $2,500 in cash. The operations of Nor-Cal are located in the San Francisco, California, area.

     On March 14, 1997, the Company purchased the stock of Tara Communication Systems, Inc. ("Tara") for $2,450 in cash and the assumption of approximately $65 of liabilities. The operations of Tara are located in the Chicago, Illinois, area.

     On August 1, 1997, the Company purchased certain assets of Northgate Communications, Inc. ("Northgate") for approximately $1,700 in cash. The operations of Northgate are located in the Los Angeles and San Diego, California, areas.

     On October 27, 1997, the Company purchased the residential cable television and associated fiber optic network assets of Phonoscope Ltd. and the stock of several affiliated entities (collectively "Phonoscope"). The operations of Phonoscope are in Houston, Texas. The purchase price consisted of $38 million in cash and the assumption of $0.2 million of liabilities. The purchase price was allocated $15.5 million to property and equipment, $5.4 million to rights-of-entry and $17.3 million to goodwill.

     On March 3, 1998, the Company entered into a definitive purchase agreement to acquire certain cable television and telephone assets of Interactive Cable Systems, Inc. ("ICS"). The total purchase price is approximately $83.4 million and consists of approximately $4.8 million of cash, Series B Preferred with a liquidation preference of $59.5 million, and 164,272 shares of Class A Common plus assumed liabilities of $1.6 million and including transaction costs of approximately $1.4 million. The Series B Preferred earns dividends at an annual rate of 8%, payable in additional shares of Series B, and is convertible into Class A Common based upon the liquidation preference plus any cumulative unpaid dividends at the time of the conversion divided by the share price upon consummation of an initial public offering. As of August 31, 1998, the Company had received consents and accepted the transfer of legal title to approximately 80% of the assets that are the subject of the aggregate acquisition. The Company expects the transfer of legal title for the balance of the acquisition to be completed during the first and second quarters of fiscal 1999 as ICS meets certain conditions. Approximately 20% of the total purchase price has been escrowed until ICS meets these conditions. The Company has included 100% of the assets and operating results of the ICS operations in its consolidated financial statements since April 13, 1998, because (i) although the transfer of legal title to the remaining assets is subject to the receipt of certain third-party consents, the Company may elect to waive the consent conditions, (ii) under the terms of a management agreement, during the period that ICS has to secure the necessary consents, the Company is managing these assets and receives all the revenues associated with and incurs all the expenses associated with these units and (iii) the entire purchase price was paid (although a portion of the purchase price is being held in escrow for the protection of the Company, subject to the receipt of the necessary consents). The assets being acquired are located in Houston, Dallas/Fort Worth, San Diego, Phoenix, Chicago, Denver, San Francisco, Los Angeles, Miami-Ft. Lauderdale, Tampa-Orlando, Atlanta, Indianapolis and greater Washington, D.C. At August 31, 1998, the allocation of the purchase price is recorded on a preliminary basis subject to final appraisals and third-party consents, as follows and is subject to adjustment; however, management does not expect the impact of any adjustments to be material:

Accounts receivable.........................................   $ 1,333
Prepaid expenses, deposits and other assets.................       249
Property and equipment......................................    30,000
Identifiable intangible assets (rights-of-entry)............     9,325
Goodwill....................................................    42,580
Deferred revenue and customer deposits......................      (842)
Capital lease obligations...................................      (793)
                                                               -------
          Total.............................................   $81,852
                                                               =======

                          OPTEL, INC. AND SUBSIDIARIES

     The pro forma results presented below have been prepared to illustrate the effects of the ICS acquisition as if it had occurred on the first day of the periods presented. The pro forma financial information is not necessarily indicative of either future results of operations or the results that might have been achieved if such transactions had been consummated on the indicated dates.

                                                          YEARS ENDED AUGUST 31
                                                          ---------------------
                                                            1997        1998
                                                          ---------   ---------
Total revenues..........................................  $ 56,465    $ 75,665
Loss from operations....................................   (33,166)    (33,620)
Net loss................................................   (59,047)    (79,913)
Basic and diluted loss per common share of common
  equity................................................    (24.60)     (33.38)

     The pro forma effect of the acquisition of Phonoscope would have had an insignificant impact on the consolidated results of operations of the Company for the years ended 1997 and 1998.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                   AUGUST 31
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Headends....................................................  $ 53,088   $ 77,470
Telephone switches..........................................     9,347     23,474
Distribution systems and enhancements.......................    68,538    113,775
Computer software and equipment.............................     9,512     16,753
Other.......................................................     8,762     12,813
Construction in progress....................................    26,177     57,748
                                                              --------   --------
                                                               175,424    302,033
Less accumulated depreciation...............................   (14,982)   (33,989)
                                                              --------   --------
                                                              $160,442   $268,044
                                                              ========   ========

     Included in property and equipment is $3,069 and $5,532 of equipment acquired under capital leases at August 31, 1997 and 1998, respectively. Interest expense of $2,256 and $2,753 was capitalized during 1997 and 1998, respectively.

5. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                   AUGUST 31
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Goodwill....................................................  $ 53,081   $112,485
Licensing fees and rights-of-entry costs....................    30,833     53,030
Deferred financing costs....................................     5,784     12,264
Other.......................................................     3,243      1,926
                                                              --------   --------
                                                                92,941    179,705
Less accumulated amortization...............................   (10,358)   (19,335)
                                                              --------   --------
                                                              $ 82,583   $160,370
                                                              ========   ========

                          OPTEL, INC. AND SUBSIDIARIES

     The Company's right-of-entry agreements represent the Company's agreement to provide cable television and telecommunications service to MDUs and typically have initial terms of 10 to 15 years. The right-of-entry agreements generally provide for MDU owners to receive an up-front cash payment and payment of a portion of revenues over the terms of the agreements.

6. NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     Notes payable and long-term obligations consisted of the following:

                                                                    AUGUST 31
                                                              ----------------------
                                                                1997          1998
                                                              --------      --------
13% Senior Notes Due 2005, Series B, net of unamortized
  discount of $6,526 and $5,651.............................  $218,474      $219,349
11.5% Senior Notes Due 2008.................................        --       200,000
Installment notes payable bearing interest at rates ranging
  from 7.75% to 13% per annum, substantially all
  collateralized by certain transportation equipment or
  private cable television systems..........................       280           167
Limited partner obligations.................................       714            --
Obligations under capital leases, net of amounts
  representing interest of $581 and $941 for 1997 and
  1998......................................................     2,185         4,424
Deferred acquisition liabilities............................     6,920         5,338
                                                              --------      --------
                                                              $228,573      $429,278
                                                              ========      ========

     On February 14, 1997, the Company issued $225 million of 13% Senior Notes Due 2005 ("2005 Notes"). The 2005 Notes require semiannual interest payments due on August 15 and February 15 of each year until their maturity on February 15, 2005. The 2005 Notes are redeemable at the option of the Company generally at a premium at any time after February 15, 2002, and can be redeemed, in part, also at a premium, earlier upon the occurrence of certain defined events. In addition, a transfer by VPC of its interest in OpTel, a transfer by Videotron of its interest in VPC or an election by VPC to convert its Class B Common into shares of Class A Common may result in a change of control under the indenture, which could require the Company to purchase the 2005 Notes. The 2005 Notes are unsecured.

     In connection with the issuance of the 2005 Notes, the Company issued 225,000 shares of Class C Common. The portion of the net proceeds allocated to the Class C Common is $7 million. Such amount has been recorded as stockholders' equity and as a discount to the 2005 Notes.

     Concurrent with the issuance of the 2005 Notes, the Company was required to deposit in an escrow account $79.6 million in cash that, together with the proceeds from such investment, will be sufficient to pay when due the first six interest payments on the 2005 Notes. Such amount is reflected as restricted investments on the accompanying consolidated balance sheets.

     In December 1997, the Company, through subsidiaries, secured a $150 million senior secured credit facility (the "Senior Facility") from a syndicate of financial institutions. The Senior Facility consisted of a term loan in the amount of $125 million (which was drawn on December 19, 1997, with an original maturity of August 2004) bearing interest at LIBOR plus 3.5% and a $25 million revolving credit commitment. The Senior Facility was secured by a first fixed and floating lien on substantially all of the assets of the Company and its subsidiaries. The Senior Facility contained financial maintenance requirements and certain limitations on the Company's ability to incur indebtedness, incur capital expenditures and pay dividends.

     On July 7, 1998, the Company repaid and terminated the Senior Facility with proceeds from a private placement of $200 million 11.5% Senior Notes Due 2008 (the "2008 Notes"). In connection with the

                          OPTEL, INC. AND SUBSIDIARIES
repayment of the Senior Facility, the Company was required to pay a prepayment penalty of $1.3 million. Additionally, the Company wrote off debt issuance costs of $5.4 million related to the Senior Facility. These amounts are included in extraordinary loss on debt extinguishment in the accompanying statements of operations. The 2008 Notes require semiannual interest payments on January 1 and July 1 of each year until their maturity on July 1, 2008. The 2008 Notes are redeemable at the option of the Company, generally at a premium, at any time after July 1, 2003, and can be redeemed in part, also at a premium, earlier upon the occurrence of certain defined events. Concurrent with the issuance of the 2008 Notes, the Company was required to deposit in an escrow account $21.8 million in cash that, together with the proceeds of the investment thereof, will be sufficient to pay when due the first two interest payments on the 2008 Notes. Subsequent to year-end, the Company has initiated an offer to exchange the 2008 Notes for registered securities with substantially identical terms, including interest rate and maturity (the "Offer to Exchange").

     To comply with certain covenants of the Senior Facility and to reduce the impact of changes in interest rates on the Senior Facility, the Company entered into interest rate swap agreements with total notional amounts of $75 million in which the Company had agreed to receive a variable rate equal to LIBOR and pay fixed rates ranging from 5.96% to 6.00%. The swap agreements were terminated on July 17, 1998, in exchange for cash payments of $578,000, which was expensed.

     Aggregate maturities of the Company's indebtedness are as follows as of August 31, 1998:

Fiscal year ending:
  1999......................................................   $  1,579
  2000......................................................      6,621
  2001......................................................        760
  2002......................................................        228
  2003......................................................         49
Thereafter..................................................    420,041
                                                               --------
          Totals............................................   $429,278
                                                               ========

7. COMMITMENTS AND CONTINGENCIES

     Legal -- The Company is a defendant in certain lawsuits incurred in the ordinary course of business. It is the opinion of the Company's management that the outcome of the suits now pending will not have a material, adverse effect on the operations, cash flows or consolidated financial position of the Company.

     On April 9, 1998, a purported class action complaint was filed in the District Court of Harris County, Texas, on behalf of all cable subscribers in the United States that have paid late fees to either Phonoscope or the Company. The plaintiff, who formerly subscribed to cable television services provided by Phonoscope, alleges that Phonoscope's charging preestablished late fees for delinquent payments of cable subscription charges constitutes an illegal collection of a penalty and that cable service providers should be entitled to only their actual collection costs. The plaintiff seeks to enjoin Phonoscope and the Company from collecting, or attempting to collect, such late fees. The case is in its very early stages, and no assurance can be given as to its ultimate outcome or that any such outcome will not materially adversely affect the Company. OpTel believes that it will have meritorious factual and legal defenses, and it intends to defend vigorously against these claims.

     On April 27, 1998, a civil action was commenced against the Company in the United States District Court for the Northern District of California by Octel Communication Corp. ("Octel"), charging the Company with trademark infringement, trade name infringement, trademark dilution and unfair competition based on its use of the name "OpTel" (the "Civil Action") and seeking to enjoin the Company from using the name "OpTel." The Civil Action follows a now-suspended administrative proceeding in the Patent and

                          OPTEL, INC. AND SUBSIDIARIES

Trademark Office ("PTO") relating to registration of the "OpTel" mark by the Company. The PTO found the Company's application for registration to be allowable; however, Octel commenced the PTO proceeding claiming that the Company's mark is confusingly similar to the "Octel" mark used by that party in a related field, and claiming that the Company's application had procedural deficiencies. During the course of the PTO proceeding, the Company acquired rights to the marks "Optel" and "Optel Communications" in the telecommunications field, which are believed to predate the rights of Octel to its trademark, and the Company commenced two further proceedings against Octel in the PTO seeking cancellation of two of the trademark registrations owned by Octel. The various proceedings in the PTO between the Company and Octel were consolidated and thereafter suspended on May 15, 1998, in view of the commencement of the Civil Action. The Company believes it has meritorious counterclaims in the Civil Action and intends to vigorously defend against Octel's claims. Although the Company does not believe that its use of the name "OpTel" infringes on the trademark or trade name rights of Octel or any other person, there can be no assurance as to the outcome of the Civil Action or the proceedings in the PTO (if reinstated) or that any such outcome would not materially adversely affect the Company.

     Employment and Consulting Agreements -- Employment agreements with certain executive employees provide for separation payments ranging from 3 to 24 months of the employee's annual salary if employment is terminated due to change of control or without cause. However, stipulations for termination payment and payment terms vary. The Company paid or accrued approximately $297, $278 and $0 in severance during 1996, 1997 and 1998, respectively, related to such employment agreements.

     The Company leases office space and certain equipment under operating leases. The leases generally have initial terms of 3 to 20 years. Minimum future obligations on operating leases at August 31, 1998, consist of the following:

Fiscal year ending:
  1999......................................................  $ 3,579
  2000......................................................    3,258
  2001......................................................    2,806
  2002......................................................    2,337
  2003......................................................    1,996
Thereafter..................................................    3,768
                                                              -------
          Total minimum lease payments......................  $17,744
                                                              =======

     Rental expense under operating leases for the years ending August 31, 1996, 1997 and 1998, was $2,158, $2,763 and $3,876, respectively. The Company's rental expense under operating leases includes facility rentals as well as rental of space for distribution purposes.

8. INCOME TAXES

     Income tax expense (benefit) consists of the following for the years ended August 31, 1996, 1997 and 1998:

                                                         1996       1997       1998
                                                        -------   --------   --------
Current tax expense...................................  $    --   $     --   $     --
Deferred tax expense (benefit)........................   (4,470)   (13,213)   (25,261)
Change in deferred tax valuation allowance............    4,470     13,213     25,261
                                                        -------   --------   --------
          Total income tax expense (benefit)..........  $    --   $     --   $     --
                                                        =======   ========   ========

                          OPTEL, INC. AND SUBSIDIARIES

     A reconciliation of income taxes on reported pretax loss at statutory rates to actual income tax expense (benefit) for the years ended August 31, 1996, 1997 and 1998, is as follows:

                                                1996                1997                1998
                                           ---------------    ----------------    ----------------
Income tax at statutory rates............  $(6,266)  (34.0)%  $(16,502)  (34.0)%  $(25,295)  (34.0)%
State income taxes, net of federal tax
  benefit................................       (1)     --           8      --          --      --
Valuation allowance......................    4,470    24.0      13,213    27.0      25,261    34.0
Expenses (deductible) not deductible for
  tax purposes...........................    1,797    10.0        (842)   (2.0)         34      --
Utilization of net operating loss by
  parent company in consolidated
  return.................................       --      --       4,123     9.0          --      --
                                           -------   -----    --------   -----    --------   -----
          Total income tax benefit.......  $    --      --%   $     --      --%   $     --      --%
                                           =======   =====    ========   =====    ========   =====

     The net deferred tax assets consist of the tax effects of temporary differences related to the following:

                                                                   AUGUST 31
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Allowance for uncollectible accounts receivable.............  $    381   $    613
Equipment, furniture and fixtures...........................   (10,694)   (10,663)
Intangible assets...........................................       421       (246)
Accrued employee compensation...............................       214        505
Net operating loss carryforwards............................    31,121     56,410
IRPC deferred tax liability.................................      (480)      (480)
Other.......................................................        59        144
                                                              --------   --------
Deferred tax asset before valuation allowance...............    21,022     46,283
Valuation allowance.........................................   (21,022)   (46,283)
                                                              --------   --------
Net deferred tax asset......................................  $     --   $     --
                                                              ========   ========

     Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company is unable to determine whether these accumulated losses will be utilized; accordingly, a valuation allowance has been provided.

     The following are the expiration dates and the approximate net operating loss carryforwards at August 31, 1998:

Expiration dates through:
  2010......................................................   $ 1,346
  2011......................................................    11,521
  2012......................................................    26,161
  2013......................................................    47,921
  2014......................................................    78,965

     Certain of the Company's net operating losses were utilized by VPC while the Company was included in VPC's consolidated tax return. Such losses will not be available for future use by the Company, and accordingly, the deferred tax benefit and valuation allowance were reduced. In connection with the revised shareholder agreement (see Note 9), subsequent to August 31, 1997, the Company will be reimbursed for any tax benefit generated by the Company and utilized by VPC.

                          OPTEL, INC. AND SUBSIDIARIES

9. CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER, STOCK ISSUANCE AND OTHER TRANSACTIONS WITH STOCKHOLDERS AND RELATED PARTIES

     Transactions With VPC -- From December 22, 1994 through March 31, 1995, the Company borrowed $60,000 from VPC under a Senior Secured Convertible Note Agreement. The note was converted to 1,120,985 shares of Class B Common of OpTel on March 31, 1995. Concurrently, VPC purchased 105,667 shares of OpTel's Class B Common from Vanguard.

     On July 26, 1995, VPC invested $25,000 in the Company, of which $16,688 represented VPC's purchase of an additional 311,652 shares of OpTel's Class B Common, and $8,312 represented a convertible note payable that bore interest at 15% and was convertible to 155,229 shares of Class B Common at the option of VPC. On April 1, 1996, VPC converted the $8,312 note and accrued interest of $854 into 155,229 shares of Class B Common.

     From August 1995 through August 1997, the Company issued a total of $131,400 in convertible notes ("Convertible Notes") to VPC, all of which bore interest at 15%, generally with principal and interest due on demand. Under the terms of the Convertible Notes, any accrued interest on which there was no demand for payment as of each August 31 automatically converted to additional principal payable. On March 1, 1998, VPC converted its Convertible Notes payable, including accrued interest, of $139.2 million into a like amount of Series A Preferred. Such stock earns dividends at the annual rate of 9.75%, payable in additional shares of Series A Preferred, and is convertible under certain circumstances and at certain prices at the option of the holder of the shares into shares of Class B Common upon consummation of an initial public offering, or during the 90-day period commencing April 30, 1999.

     Transactions With CDPQ -- In August 1997, in connection with a revised shareholder agreement, Capital Communication CDPQ, Inc. ("CDPQ"), a minority stockholder of Videotron, acquired all of Vanguard's interest in OpTel. Immediately prior to the sale to CDPQ, Vanguard exercised an option to purchase 48,937 shares of Class B Common at an exercise price of $53.55 per share, subject to adjustment, that had been granted to Vanguard in August 1996. The option exercise resulted in the Company's receiving $2,620 in cash.

     In connection with the sale by Vanguard of its minority stock position in the Company to CDPQ, the Company, VPC and CDPQ entered into the Stockholders' Agreement, and the Company and CDPQ entered into a related Registration Rights Agreement (the "Registration Rights Agreement"), under which CDPQ has certain rights and obligations relating to the Company and VPC.

     Under the Stockholders' Agreement, for as long as CDPQ holds at least 5% of the Company's voting stock, CDPQ may designate a number of Directors of the Company and each of its subsidiaries, and each committee of the Board and each of its subsidiaries, which is proportionate (in relation to the total number of Directors or committee members) to CDPQ's percentage ownership of the Company's voting stock, but in no event less than one Director and one committee member. Pursuant to the Stockholders' Agreement, VPC is obligated to cause the Company to afford CDPQ rights equivalent to those afforded other purchasers of the Company's capital stock to the extent they are more advantageous than the rights held by CDPQ. Subject to certain exceptions (including a public offering of the Company's equity securities) and waiver by CDPQ at VPC's request in connection with certain events, the Company is obligated to afford CDPQ preemptive rights to purchase equity securities that the Company proposes to sell in proportion to CDPQ's ownership of the total outstanding equity securities of the Company prior to the sale. In addition, pursuant to the Stockholders' Agreement, CDPQ has certain tag-along rights in connection with sales by VPC of outstanding shares of the Company's voting stock. Pursuant to the Registration Rights Agreement, nine months after the consummation of the IPO and, subject to certain conditions, CDPQ has the right, on two occasions, to require the Company to register under the Securities Act shares of Class A Common issued to CDPQ upon the conversion of the Multi-Vote Common. In addition, CDPQ has piggyback registration rights, on three occasions, to include

                          OPTEL, INC. AND SUBSIDIARIES
such shares of Class A Common held by it in registration statements filed by the Company for the sale of its equity securities, subject to certain conditions, including customary allocation and holdback provisions.

     Pursuant to the terms of the Stockholders' Agreement, VPC and certain of its affiliates provide certain strategic planning and treasury support services to the Company and perform internal audits of the Company's operations. Additional services may be provided as and when requested by the Company. The Company is charged for such services based on an estimate of the actual cost of the personnel engaged and materials used to provide such services (without an allowance for profit).

     Transactions With THI -- The Company has assigned substantially all of its frequency licenses to THI, an entity owned by an employee of the Company and two individuals who provide legal counsel to the Company, in exchange for a $1 million secured promissory note with interest at 8% due on February 14, 2007 (the "License Note"). The License Note contains covenants that restrict THI from, among other things, incurring indebtedness other than to the Company or in the ordinary course of business and merging or consolidating with another entity.

     The terms of the Company's continued and unencumbered use of the frequency licenses are subject to a license and services agreement (the "THI Agreement") pursuant to which THI agreed to provide to the Company all the transmission capacity it requires or may in the future require, and the Company granted THI a nonexclusive license to use all of the Company's facilities and related equipment, such as microwave transmitting and receiving equipment, required to provide such transmission capacity.

     The Company received an option from THI to purchase all or, in certain circumstances, some of the assets of THI at a price equal to the principal balance on the License Note plus accrued interest at 10% per annum and a separate option from each stockholder of THI to purchase all of such person's shares of capital stock of THI at the lesser of (x) the book value of the shares being purchased and (y) the price paid for such shares plus a 10% premium compounded annually. The THI option and the individual options are exercisable at any time prior to February 14, 2007, subject to FCC approval.

     THI is included in the consolidated financial statements of the Company based upon the Company's ability to control THI as a result of a combination of the covenants contained in the License Note and the Company's ability to exercise its option to purchase the assets or stock of THI. The option agreement and the License Note are eliminated upon consolidation.

     Transactions With Other Related Parties -- Videotron is party to an indenture that limits the aggregate amount of indebtedness that can be incurred by Videotron and its subsidiaries, including the Company, taken as a whole (based upon a ratio of total consolidated indebtedness to consolidated operating cash flow).

     In September 1996, the Company entered into a consulting agreement with a former director of the Company who is a limited partner of Vanguard. In connection therewith, the Company granted him a warrant to purchase up to 24,992 shares of Class A Common at an exercise price of $53.55 per share, subject to adjustment, that is presently exercisable and expires on August 31, 1999.

     VPC and an affiliate of Vanguard had each agreed to provide consultant, advisory and management services for $350 per annum (plus travel expenses) per party. This arrangement terminated in August 1997 with the sale of Vanguard's interest in the Company.

     The Company purchases certain insurance coverage through Videotron, including directors' and officers' liability insurance. The Company paid an aggregate of approximately $478,000, $434,000 and $456,000 to Videotron for this insurance coverage in fiscal 1996, 1997 and 1998, respectively. OpTel provides certain customer support and billing services to certain affiliates of Videotron that operate wireless cable systems using MMDS technology. OpTel charges such affiliates based on the actual cost of the personnel engaged and materials used to provide such services.

                          OPTEL, INC. AND SUBSIDIARIES

     Upon consummation of an initial public offering, each Director who is neither an employee of the Company nor a designee of the Company's significant stockholders will receive options to purchase shares of Class A Common having an aggregate value of $150 (or, if such Director is not serving in such capacity upon consummation of an initial public offering, on the date of his or her election to the Board) with an exercise price equal to the initial public offering price (or the fair market value on the date of grant). The options will become exercisable in equal installments on each of the second, third, fourth and fifth anniversaries of the effective date of the grant. As of August 31, 1998, no options have been issued.

10. STOCKHOLDERS' EQUITY

     The Class A Common, Class B Common and Class C Common of the Company are identical in all respects and have equal powers, preferences, rights and privileges except that each holder of Class A Common is entitled to one vote for each share of Class A Common held, each holder of Class B Common is entitled to ten votes for each share of Class B Common held, and each holder of Class C Common does not possess any voting privileges. VPC and CDPQ are the only holders of Class B Common, and upon any transfer other than to a permitted holder, the Class B Common automatically converts to a like number of shares of Class A Common.

     On February 7, 1997, the Company approved a stock split effected in the form of a stock dividend. Each share of outstanding Class B Common (the only class of common stock then outstanding) received 17.3768 additional shares. The number of authorized shares of Class A Common and Class B Common was increased to 8,000,000 and 6,000,000, respectively. The financial statements have been restated to reflect the stock split as if it had occurred on December 20, 1994, the date the Company reorganized as a corporation. Additionally, the Company authorized the issuance of 300,000 shares of Class C Common.

     The Series A Preferred (see Note 9) is convertible under certain circumstances and at certain prices at the option of the holder of the shares into shares of Class B Common upon consummation of an initial public offering, or during the 90-day period commencing April 30, 1999.

     The Series B Preferred (see Note 3) is convertible into Class A Common based upon the liquidation preference plus any cumulative unpaid dividends at the time of the conversion divided by the share price upon consummation of an initial public offering.

     Following the consummation of an initial public offering, all of the outstanding shares of the Company's Class C Common and Series B Preferred will be converted to Class A Common.

     On June 5, 1998, OpTel filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") with respect to a proposed initial public offering (the "IPO") of $100 million of its Class A Common. No assurance can be given that the IPO will be consummated or, if consummated, that the proceeds received by the Company will be the amount currently contemplated.

11. EMPLOYEE BENEFIT PLAN

     401(k) Plan -- The OpTel 401(k) Plan (the "401(k) Plan") conforms to the provisions of the Employee Retirement Income Security Act of 1974. It is a contributory tax deferred 401(k) Plan. All employees are required to have three consecutive months of service to be eligible to participate in the 401(k) Plan. Also, effective January 1, 1998, an employee must have one year of service with the employer before being eligible to receive employer matching contributions. The Company's matching contribution is a discretionary amount to be annually determined by the Board of Directors of the Company. For the periods ended August 31, 1996, 1997 and 1998, the Company's match of its employees' elective contributions was $188, $289 and $349, respectively.

                          OPTEL, INC. AND SUBSIDIARIES

12. RESTRICTED INVESTMENTS

     Concurrent with the issuance of the 2005 Notes, the Company was required to deposit in an escrow account $79.6 million in cash that was subsequently invested in U.S. Treasury securities. The securities are classified as held-to-maturity and, at August 31, 1997 and 1998, have an amortized cost basis of $67,206 and $41,422, respectively; an aggregate fair value of $67,233 and $41,855, respectively; and gross unrealized holding gains of $27 and $432, respectively. The contractual maturity of the securities correspond to the semiannual interest payment dates required under the 2005 Notes through February 15, 2000.

     Concurrent with the issuance of the 2008 Notes, the Company was required to deposit in an escrow account $21.8 million in cash that was subsequently invested in U.S. Treasury securities. The securities are classified as held-to-maturity and, at August 31, 1998, have an amortized cost basis of $21,785, an aggregate fair value of $22,002 and gross unrealized holding gains of $217. The contractual maturity of the securities correspond to the semiannual interest payment dates required under the 2008 Notes through July 1, 1999.

13. EMPLOYEE STOCK OPTIONS AND WARRANTS AND STOCK PURCHASE PLAN

     During the year ended August 31, 1997, the Company adopted a stock option and award plan (the "Incentive Stock Plan") for the benefit of officers and key employees. The plan is administered by a committee of the Board of Directors. The plan authorizes the Board to issue incentive stock options, as defined in
Section 422A(b) of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that do not conform to the requirements of that Code section. The Board has discretionary authority to determine the types of options to be granted, the persons to whom options shall be granted, the number of shares to be subject to each option granted and the terms of the stock option agreements. In fiscal 1998, the Company adopted amendments to the Incentive Stock Plan, certain of which will become effective, subject to stockholder approval, on the date an initial public offering is consummated (as so amended, the "Plan"). Five percent of the Class A Common Stock outstanding, on a fully diluted basis, on the date an initial public offering is consummated, may be issued under the terms of the Plan.

                          OPTEL, INC. AND SUBSIDIARIES

     Unless otherwise specifically provided in the option agreement, (i) the exercise price of an option will not be less than the fair market value, as determined by the Board, of the Class A Common on the date of grant and (ii) the options vest in equal installments on each of the second, third, fourth and fifth anniversaries of the date of grant. The options issued as of August 31, 1998, expire ten years from the date of grant. In the event of a "change in control," all options shall vest and become immediately exercisable. The Board has authorized 123,677 shares of Class A Common to be issued under the Plan. Stock option activity under the Plan and warrants issued (see Note 9) for the years ended August 31, 1997 and 1998, was as follows:

                                            NUMBER OF                      WEIGHTED AVERAGE
                                             SHARES     PRICE PER SHARE    PRICE PER SHARE
                                            ---------   ----------------   ----------------
Options and warrants outstanding at
  September 1, 1996.......................        --           --               $   --
  Granted.................................   112,115    $53.55 to $85.75        $76.70
  Exercised...............................        --           --                   --
  Forfeited...............................   (22,078)   $53.55 to $85.75        $80.92
                                             -------
Options and warrants outstanding at August
  31, 1997................................    90,037    $53.55 to $85.75        $75.66
  Granted.................................    43,657    $74.42 to $85.75        $83.31
  Exercised...............................        --           --                   --
  Forfeited...............................   (10,009)        $85.75             $85.75
                                             -------
Options and warrants outstanding at August
  31, 1998 (including 35,127 warrants)....   123,685    $53.55 to $85.75        $77.54
                                             =======
Options and warrants exercisable at August
  31, 1998................................    52,770    $53.55 to $85.75        $67.99
Options available for grant at August 31,
  1998....................................    35,119

     The weighted average remaining contractual life of the stock options and warrants outstanding at August 31, 1998, is seven years.

     At August 31, 1998, the Company has reserved a total of 88,558 and 35,127 shares of Class A Common for issuance upon the exercise of stock options and stock warrants, respectively. The Company has also granted stock warrants in connection with an agreement to provide consulting services (see Note 9).

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plan and the stock warrants. During 1997 and 1998, the exercise price of each option granted was greater than or equal to the estimated fair value of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under this plan. For the years ended August 31, 1997 and 1998, the difference between actual net loss and loss per share and net loss and loss per share on a pro forma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," would have been $44 and $.02 per share and $547 and $.21 per share, respectively.

     The estimated weighted average grant date fair value of options and warrants granted during 1997 and 1998 was $1.10 per share and $31.76 per share, respectively. For purposes of determining fair value of each option, the Company used the minimum value method using the following assumptions:

                                                            1997             1998
                                                       --------------   --------------
Risk-free interest rate..............................  6.18% to 6.88%   5.47% to 6.92%
                                                                          2.5 to 10
Expected life........................................  3 to 10 years        years

                          OPTEL, INC. AND SUBSIDIARIES

     In fiscal 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. The Stock Purchase Plan will become effective, subject to stockholder approval, on the date an initial public offering is consummated. One percent of the Class A Common outstanding, on a fully diluted basis, on the date an initial public offering is consummated, will be issuable under the terms of the Stock Purchase Plan. As of August 31, 1998, no stock has been issued under the Stock Purchase Plan.

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

                                                        AUGUST 31, 1997         AUGUST 31, 1998
                                                     ---------------------   ---------------------
                                                     CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                     --------   ----------   --------   ----------
Assets:
  Cash and cash equivalents........................  $ 87,305    $ 87,305    $123,774    $123,774
  Restricted investments...........................    67,206      67,233      63,207      63,857
  Accounts receivable..............................     4,044       4,044       9,458       9,458
Liabilities:
  Accounts payable, accrued expenses and other
     liabilities...................................    21,896      21,896      31,842      31,842
  Customer deposits and deferred revenue...........     2,978       2,978       5,274       5,274
  Convertible notes payable to stockholder.........   129,604     129,605          --          --
  Notes payable and long-term obligations..........   228,573     235,570     429,278     440,367

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and customer deposits and deferred revenue approximates fair value. The fair values of convertible notes payable to stockholder, and certain notes payable and long-term obligations are estimated based on present values using applicable market discount rates or rates that approximate what the Company could obtain from the open market. The fair value of restricted investments and the 1997 and 1998 Notes are based on quoted market prices. The fair value estimates presented herein are based on pertinent information available to management as of August 31, 1997 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                          OPTEL, INC. AND SUBSIDIARIES

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended August 31, 1997 and 1998:

                                                            YEAR ENDED AUGUST 31, 1997
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Revenues...........................................  $  9,076   $  9,546   $ 10,495   $ 10,720
Operating expenses.................................    12,693     14,096     17,003     18,841
Other expense......................................     3,277      4,849      8,867      8,746
Loss before extraordinary item.....................    (6,894)    (9,399)   (15,375)   (16,867)
Extraordinary loss on debt extinguishment..........        --         --         --         --
Net loss...........................................    (6,894)    (9,399)   (15,375)   (16,867)
Dividends on preferred stock.......................        --         --         --         --
Net loss attributable to common equity.............    (6,894)    (9,399)   (15,375)   (16,867)
Basic and diluted loss per common share............     (2.99)     (4.01)     (6.08)     (6.65)
Weighted average number of shares outstanding......     2,305      2,342      2,530      2,538

                                                            YEAR ENDED AUGUST 31, 1998
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Revenues...........................................  $ 12,252   $ 14,639   $ 18,025   $ 20,047
Operating expenses.................................    18,748     20,285     24,656     29,464
Other expense......................................     9,774     12,112      7,574     10,104
Loss before extraordinary item.....................   (16,270)   (17,758)   (14,205)   (19,521)
Extraordinary loss on debt extinguishment..........        --         --         --     (6,644)
Net loss...........................................   (16,270)   (17,758)   (14,205)   (26,165)
Dividends on preferred stock.......................        --         --     (4,068)    (4,680)
Net loss attributable to common equity.............   (16,270)   (17,758)   (18,273)   (30,845)
Basic and diluted loss per common share............     (6.31)     (6.89)     (6.84)    (11.24)
Weighted average number of shares outstanding......     2,578      2,578      2,673      2,743

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
OpTel, Inc.:

We have audited the financial statements of OpTel, Inc. and subsidiaries (the "Company") as of August 31, 1997 and 1998, and for each of the three years in the period ended August 31, 1998 and have issued our report dated October 6, 1998; such financial statements and report are included herein. Our audits also included the financial statement schedule of OpTel, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 6, 1998

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)

                                                                              DEDUCTIONS,
                                                 BALANCE AT     CHARGED TO    WRITE-OFFS     BALANCE AT
                                                BEGINNING OF    COSTS AND         AND          END OF
                                                   PERIOD        EXPENSES     RECOVERIES       PERIOD
                                                ------------    ----------    -----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended August 31, 1996..................     $  473         $1,376        $(1,307)       $  542
  Year ended August 31, 1997..................        542          1,788         (1,205)        1,125
  Year ended August 31, 1998..................      1,125          2,707         (2,029)        1,803

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         12.1            -- Statement Re: Deficiency of Earnings to Fixed Charges.
         27.1            -- Financial Data Schedule
         27.2            -- Restated Financial Data Schedule