Form 10-Q
period 1998-11-30
OPTEL INC
filed 1999-01-14
CIK 1036712

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ........................to......................

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

(State or other jurisdiction of incorporation   (Name, address, including Zip code of    (I.R.S. Employer Identification No.)
               or organization)                     principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes...X..   No.......

                      COMMON STOCK AS OF DECEMBER 31, 1998

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

                                   OPTEL, INC.

                    QUARTERLY PERIOD ENDED NOVEMBER 30, 1998



CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION...............................................1


ITEM 1.   FINANCIAL STATEMENTS...............................................1


         UNAUDITED CONSOLIDATED BALANCE SHEETS...............................1


         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS.....................2


         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS.....................3


         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY............4


         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS............5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS........................................................6


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........13


PART II - OTHER INFORMATION..................................................14


         ITEM 1.  LEGAL PROCEEDINGS..........................................14


         ITEM 2.  CHANGES IN SECURITIES......................................14


         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................14


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........14


         ITEM 5.  OTHER INFORMATION..........................................14


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................15


SIGNATURES...................................................................15

                                  OPTEL, INC.

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                             November 30,    August 31,
                                                                                1998           1998
                                                                             ---------      ---------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS

Cash and cash equivalents                                                    $  92,187      $ 123,774
Restricted investments                                                          63,797         63,207
Accounts receivable, net                                                        11,605          9,458
Prepaid expenses, deposits and other assets                                      3,894          2,317
Property and equipment, net                                                    285,134        268,044
Intangible assets, net                                                         160,015        160,370
                                                                             ---------      ---------
TOTAL                                                                        $ 616,632      $ 627,170
                                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                     $  42,438      $  31,842
Deferred revenue and customer deposits                                           5,419          5,274
Notes payable and long-term obligations                                        429,019        429,278
                                                                             ---------      ---------
       Total liabilities                                                       476,876        466,394

Commitments and Contingencies                                                       --             --

Stockholders' Equity (Deficit):
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none
     issued outstanding                                                             --             --
     Series A preferred stock, $.01 par value; 10,000 shares authorized;
     6,962 issued and outstanding                                              149,674        146,115
     Series B preferred stock, $.01 par value; 2,000 shares authorized;
     991 issued and outstanding                                                 62,570         61,343
     Class A common stock, $.01 par value; 8,000,000 shares authorized;
     164,272 issued and outstanding                                                  2              2
     Class B common stock, $.01 par value; 6,000,000 shares authorized;
     2,353,498 issued and outstanding                                               24             24
     Class C common stock, $.01 par value; 300,000 shares authorized;
     225,000 issued and outstanding                                                  2              2
     Additional paid-in capital                                                113,780        113,780
     Accumulated deficit                                                      (186,296)      (160,490)
                                                                             ---------      ---------

       Total stockholders' equity                                              139,756        160,776
                                                                             ---------      ---------

TOTAL                                                                        $ 616,632      $ 627,170
                                                                             =========      =========


          See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.



UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three months ended
                                                                 November 30,

                                                           1998           1997
                                                         ---------      ---------
                                                               (in thousands,
                                                          except per share amounts)
REVENUES:
  Cable television                                       $ 19,183      $ 11,473
  Telecommunications                                        1,357           779
                                                         --------      --------
  Total revenues                                           20,540        12,252

OPERATING EXPENSES:
  Programming, access fees and revenue sharing              9,388         5,765
  Customer support, general and administrative             12,541         7,977
  Depreciation and amortization                             8,709         5,006
                                                         --------      --------
  Total operating expenses                                 30,638        18,748
                                                         --------      --------

LOSS FROM OPERATIONS                                      (10,098)       (6,496)

OTHER INCOME (EXPENSE):
  Interest expense on convertible notes payable to
       Stockholder                                             --        (4,847)
  Other interest expense                                  (12,959)       (6,897)
  Interest and other income, net                            2,037         1,970
                                                         --------      --------

NET LOSS                                                  (21,020)      (16,270)

EARNINGS ATTRIBUTABLE TO PREFERRED STOCK                   (4,786)           --
                                                         --------      --------

NET LOSS ATTRIBUTABLE TO COMMON EQUITY                   $(25,806)     $(16,270)
                                                         ========      ========


BASIC AND DILUTED  LOSS PER COMMON SHARE                 $  (9.41)     $  (6.31)
                                                         ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        2,743         2,578
                                                         ========      ========


          See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three months ended
                                                                  Nine months ended
                                                                    November 30,
                                                                       May 31,
                                                                 1998            1997
                                                               --------        --------
                                                                    (in thousands)
OPERATING ACTIVITIES:
  Net loss                                                     $ (21,020)     $ (16,270)
   Adjustments to reconcile net loss to net cash flow used
   in operating activities:
     Depreciation and amortization                                 8,709          5,006
     Non cash interest expense                                       333          5,171
     Non cash interest earned on restricted investments             (589)          (980)
   Increase (decrease) in cash from changes in operating
   assets and liabilities, net of effect of business
   combinations:
      Accounts receivable                                         (2,147)          (607)
      Prepaid expenses, deposits and other assets                 (1,577)          (208)
      Deferred revenue and other liabilities                         145           (153)
      Accounts payable and accrued expenses                       10,596          5,984
                                                               ---------      ---------

  Net cash flows used in operating activities                     (5,550)        (2,057)
                                                               ---------      ---------

INVESTING ACTIVITIES:
  Purchases of businesses                                             --        (35,825)
   Acquisition of intangible assets                               (2,573)        (3,938)
  Purchases and construction of property and equipment           (22,872)       (14,975)
                                                               ---------      ---------

  Net cash flows used in investing activities                    (25,445)       (54,738)
                                                               ---------      ---------

FINANCING ACTIVITIES:
  Payments on notes payable and long-term obligations               (592)          (279)
                                                               ---------      ---------

  Net cash flows used in financing activities                       (592)          (279)
                                                               ---------      ---------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                     (31,587)       (57,074)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                       123,774         87,305
                                                               ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                        $  92,187      $  30,231
                                                               =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                       $     357      $     112
                                                               =========      =========

Property acquired through capital lease obligations            $      --      $     806
                                                               =========      =========

Earnings attributable to preferred stock                       $   4,786      $      --
                                                               =========      =========


          See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.



UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands)


                                    Class A Common      Class B Common        Class C Common
                                        Stock               Stock                 Stock
                                  ------------------   -----------------     ----------------

                                                                                                  Additional
                                     Shares     Par      Shares       Par        Shares     Par     Paid-In
                                  Outstanding  Value  Outstanding    Value    Outstanding  Value    Capital
Balance at September 1, 1998      164,272    $  2       2,353,498     $    24   225,000    $  2   $ 113,780

Net loss

Dividends accrued
                              -----------    ----       ---------     -------  --------    ----   ---------

Balance at November 30, 1998      164,272    $  2       2,353,498     $    24   225,000    $  2   $ 113,780
                              ===========    ====       =========     =======  ========    ====   =========

                              Class A Preferred Stock    Class B Preferred Stock


                                  Shares      Liquidation     Shares      Liquidation Accumulated Deficit
                               Outstanding      Value      Outstanding       Value
Balance at September 1, 1998      6,962      $   146,115      991          $   61,343    $   (160,490)

Net loss                                                                                      (21,020)

Dividends accrued                                  3,559                        1,227          (4,786)
                             -----------     -----------   -----------     ----------    ------------
Balance at November 30, 1998      6,962      $   149,674       991         $   62,570    $   (186,296)
                             ===========     ===========   ===========     ==========    ============


See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.





NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.      BASIS OF PREPARATION

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.



2.     NOTES PAYABLE AND LONG-TERM OBLIGATIONS

       On July 8, 1998, the Company completed a private placement of $200 million of its 11.5% Senior Notes due 2008 (the "2008 Notes"). On November 19, 1998, the Company completed an offer to exchange the 2008 Notes for registered securities with substantially identical terms, including interest rate and maturity (the "Exchange Offer").



3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 30 became effective for the three months ended November 30, 1998. The Company has no items of other comprehensive income to report in the periods presented.

                                  OPTEL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        OpTel, Inc. ("OpTel" or the "Company") is a leading network based provider of integrated communications services, including local and long distance telephone and cable television services, to residents of multiple dwelling units ("MDUs") in the United States. The Company was organized in April 1993 to build, acquire and operate private cable television and telecommunications systems. OpTel continues to build upon its position as the largest provider of private cable television services to MDUs in the United States. In each market that it serves, OpTel seeks to become the principal competitor in the MDU market to the incumbent local exchange carrier ("ILEC") and the incumbent franchise cable television operator by providing a package of voice, video and Internet access services at competitive prices. OpTel believes its contractual relationships with MDU owners and associations and its ability to deliver an integrated service offering to MDU residents over its own networks provide it with a competitive advantage. The Company has commenced offering central office switched telecommunications services in Houston and Dallas-Fort Worth and expects to offer such services in substantially all of its major markets by the end of calendar 1999.



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



        Since inception, the Company has experienced substantial growth. This growth has been achieved through a combination of acquisitions of other operators, many of which operated satellite master antenna television ("SMATV") systems, and the negotiation of new right of entry agreements ("Rights of Entry"). In general, the conduct of the acquired operations prior to acquisition was materially different from the conduct of operations following acquisition. Among the changes made in many of the businesses after acquisition were (i) commencing conversion of SMATV systems to 18GHz or fiber optic networks, (ii) delivering customer service from a more advanced national call center in Dallas,
(iii) increasing the number of programming channels, (iv) improving technical and field service and system reliability, (v) improving regulatory and financial controls and (vi) initiating telecommunications services offerings.



        The Company presently offers services where it has a Right of Entry with an MDU owner to provide its cable television and/or telecommunications services. The Company classifies a unit as "passed" if it is within an MDU for which the Company has a Right of Entry and the Company has connected and activated the equipment necessary to provide services. As of November 30, 1998, the Company had 401,378 units passed for cable television services, 217,593 cable television subscribers and 10,483 telecommunication lines in service.



        OpTel began operations in April 1993 with a strategy of consolidating the then fragmented "private cable" television, or non-franchise cable television, industry serving MDUs. Securing long-term Rights of Entry has been an integral element of this strategy. The Company's Rights of Entry typically have original terms of 10 to 15 years (five years for Rights of Entry with condominium associations). The weighted average unexpired term of the Company's Rights of Entry was approximately eight years as of November 30, 1998 (assuming the Company's exercise of available renewal options). Rights of Entry generally provide financial incentives to the property owners to promote and sell the Company's cable television and telecommunications services to MDU residents. The Company provides video programming to MDUs primarily under exclusive Rights of Entry. The Company initially offered shared tenant telecommunications services ("STS") to MDUs services under telephone Rights of Entry utilizing remote private branch exchange ("PBX") switches. In accordance with its telecommunications strategy, the Company has begun the process of migrating its STS traffic to its own central office switches and its own network facilities. The Company intends to grow its business by negotiating additional Rights of Entry to serve MDUs currently served by other providers and newly-constructed MDUs, by acquiring other existing operators that serve MDUs, as appropriate, and by providing MDUs it currently serves for cable television with additional services, such as telephone and Internet access.

                                  OPTEL, INC.


        The Company currently provides cable television and telecommunications services in several metropolitan areas including Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Ft. Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta, Orlando-Tampa and Indianapolis. Although the Company has commenced offering central office switched local exchange services only in Houston and Dallas-Fort Worth, it is licensed as a competitive local exchange carrier ("CLEC") in each of its other major markets. The Company selected its current markets based upon their growth characteristics, competitive conditions, MDU concentrations, favorable demographics and regulatory environment.



        Since April 1995, OpTel has been indirectly majority owned by Le Groupe Videotron Ltee ("GVL"), which also owns the second largest cable television operator in Canada (based on number of subscribers). GVL has invested approximately $250 million in OpTel in the form of equity capital and preferred stock. These invested amounts have been critical to OpTel's growth. In addition, key members of the Company's management team gained experience in the competitive offering of telecommunications and cable television to residential markets while serving as executives of a GVL affiliate in the United Kingdom. OpTel management's extensive operating experience in both the telecommunications and cable television industries, including the construction and design of networks and sales and customer support, provides OpTel with significant expertise in managing and developing an infrastructure to support voice, video and Internet access operations.



        The Company's telecommunications revenue is comprised of monthly recurring charges, usage charges and initial non-recurring charges. Monthly recurring charges include fees paid by subscribers for line rental and additional features. Usage charges consist of fees paid by end users for long distance, fees paid by the ILEC for terminating intraLATA ("LATA" being defined as judicially defined local access and transport areas) traffic to the Company's network and access charges paid by carriers for long distance traffic originated and terminated to and from local customers. Initial non-recurring charges include fees paid by subscribers for installation.



        The Company's cable television revenue is comprised of monthly recurring charges paid by subscribers, monthly recurring charges paid by MDU owners for bulk services and fees paid by subscribers for premium services and some non-recurring charges. The Company offers its cable services under either retail or bulk agreements. Under retail agreements, the Company contracts directly with MDU residents. Under bulk agreements, the Company contracts directly with MDU owners for basic cable to be provided to all units in a particular MDU, but generally at lower prices than under retail agreements. Premium services are contracted for directly by subscribers under both types of agreements and include fees paid for premium channels and pay-per-view. The Company anticipates that its overall revenue per subscriber will increase as the number of bulk contracts declines as a percentage of the Company's Rights of Entry. Additionally, the Company believes that its revenue per subscriber will increase as it continues to migrate its SMATV properties onto the Company's networks.



        Programming, access fees and revenue sharing with respect to the Company's telecommunications services consists of leased transport facilities, terminating access charges from ILECs, fees paid to interexchange carriers ("IXCs") for long distance, and revenue sharing. Leased transport facility costs may include the rental of T-1's to connect the MDUs to the ILEC and may include costs associated with connecting the Company's network hubs to each other and to its central office switch. Terminating access charges are fees paid to the ILEC for intraLATA calls which are originated by OpTel's subscribers and terminated on the ILECs network. Fees paid to IXCs for long distance include costs associated with terminating toll calls initiated by OpTel's subscribers. Revenue sharing costs include a commission type payment to owners of MDUs.



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

         The principal operating factors affecting the Company's future results of operations are expected to include (i) changes in the number of MDUs under Rights of Entry, (ii) penetration rates for its services, (iii) the terms of its arrangements with MDU owners, including revenue sharing and length of contract,
(iv) the prices that it charges its subscribers, (v) normal operating expenses, which in the cable television business principally consist of programming expenses and in the telecommunications business principally consist of fees paid to long distance carriers, the cost of trunking services and other local exchange carrier charges, as well as, in each case, billing and collection costs, technical service and maintenance expenses and customer support services, and (vi) capital expenditures as the Company commences offering central office switched telecommunication services in additional markets and completes its conversion of SMATV systems. The Company's results of operations may also be impacted by future acquisitions.

         The Company anticipates that it will continue to have higher churn than is typical of an incumbent franchise cable television operator due to the frequent turnover of MDU tenants. This churn generally does not result in a reduction in overall penetration rates since the outgoing subscriber is generally quickly replaced by a new tenant in the unit. This may result in average installation revenue per subscriber that is higher than for a franchise cable television operator. Although this may also require higher installation expenses per subscriber, because of the layout of MDUs and the Company's ability to obtain "permission to enter" from the MDU owner, installation can often be completed when the subscriber is not home, limiting the expense of installation. Accordingly, the Company does not believe that churn is as significant an operating statistic as would be the case for franchise cable television operators. With respect to the Company's telecommunications services, the Company believes that its best opportunity for a sale arises when a subscriber first signs a lease and takes occupancy in an MDU. Accordingly, the Company believes that during the early stages of the roll out of its central office switched telecommunications services in a market it benefits from the high rate of MDU resident turnover.

                                  OPTEL, INC.

INTRODUCTION

         Set forth below is a discussion of the financial condition and results of operations of the Company for the three months ended November 30, 1998 (the "first quarter of fiscal 1999"). This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto for the three months ended November 30, 1998 included herein and the Company's Form 10-K for the fiscal year ended August 31, 1998. References to fiscal years are to OpTel's fiscal years which end on August 31 of each calendar year.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain unaudited information derived from the Company's Unaudited Consolidated Statements of Operations, included herein, expressed as a percentage of total revenues:



                                                   THREE MONTHS ENDED
                                                      NOVEMBER 30,
                                                   1998           1997
                                                 --------       --------
STATEMENT OF OPERATIONS DATA:
REVENUES:
Cable television                                     93.4%          93.6%
Telecommunications                                    6.6            6.4
                                                 --------       --------
Total revenues                                      100.0          100.0

OPERATING EXPENSES:
Programming, access fees and revenue sharing         45.7           47.1
Customer support, general and administrative         61.1           65.1
Depreciation and amortization                        42.4           40.9
                                                 --------       --------
Total operating expenses                            149.2          153.1
                                                 --------       --------
Loss from operations                                (49.2)         (53.1)
                                                 --------       --------
Interest Expense, net                               (53.2)         (79.8)
                                                 --------       --------
Net loss                                           (102.4)%       (132.9)%
                                                 ========       ========
OTHER DATA:
EBITDA                                               (6.8)%        (12.2)%
                                                 ========       ========


EBITDA represents income (loss) from operations before interest, income taxes, and depreciation and amortization.

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1997

TOTAL REVENUES. Total revenues for the first quarter of fiscal 1999 increased by $8.2 million, or 68%, to $20.5 million compared to revenues of $12.3 million for the first quarter of fiscal 1998. Compared to the preceding quarter total revenues increased by 2% from $20.0 million.

CABLE TELEVISION. Cable television revenues for the first quarter of fiscal 1999 increased by $7.7 million, or 67%, to $19.2 million from $11.5 million for the comparable period in fiscal 1998, reflecting both a 28% increase in the number of customers and a 12% increase in the average monthly revenue per customer which rose from $26.30 for the first quarter of fiscal 1998 to $29.42 for the first quarter of fiscal 1999. The increase in revenue per customer mainly resulted from a combination of rate increases following property upgrades, a change in mix of customers to favor the cities with higher revenues per customer. The Company maintained basic penetration at 54%.

TELECOMMUNICATIONS. Telecommunications revenues for the first quarter of fiscal 1999 increased by 74% to $1.4 million, up from $0.8 million for the comparable period of the preceding year, reflecting both a 67% increase in the number of lines compared to the first quarter of fiscal 1998 and a 11% increase in the average monthly revenue per line, which rose from $41.70 to $46.30. Since launching central office switches in Houston and Dallas during fiscal 1998, the Company has increased its efforts to market its telephone product in these markets.

PROGRAMMING, ACCESS FEES AND REVENUE SHARING. Programming, access fees and revenue sharing increased from $5.8 million for the first quarter of fiscal 1998 to $9.4 million for the first quarter of fiscal 1999. All of the increased cost is attributed to the subscriber growth mentioned above.

CUSTOMER SUPPORT, GENERAL AND ADMINISTRATIVE. Customer support, general and administrative expenses were $12.5 million for the first quarter of fiscal 1999 compared to $8.0 million for the first quarter of fiscal 1998. The increase in customer support, general and administrative expenses was largely due to an increase in personnel associated with the expansion of the Company's operations and the roll-out of telephone and Internet services.

EBITDA. The Company's EBITDA (earnings before interest, income taxes, and depreciation and amortization) for the first quarter of fiscal 1999 was $(1.4) million compared to $(1.5) million for the first quarter of fiscal 1998. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $8.7 million for the first quarter of fiscal 1999 compared to $5.0 million for the first quarter of fiscal 1998. This increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

INTEREST EXPENSE. Interest expense (net of amounts capitalized) was $13.0 million for the first quarter of fiscal 1999, an increase of $1.2 million over interest expense of $11.8 million for the first quarter of fiscal 1998. This increase is attributable to the increase in the Company's indebtedness associated with the 2008 Notes. Interest expense associated with the convertible notes payable to stockholder was eliminated in March 1998 with the conversion of these notes to preferred stock.

INTEREST INCOME AND OTHER INCOME. For both the first quarter of fiscal 1999 and fiscal 1998, interest income and other income was $2.0 million. The Company invests its cash in money market funds and other short-term, high grade instruments according to its investment policy and certain restrictions of its indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has generated net losses since its inception, resulting in an accumulated deficit of $186.3 million as of November 30, 1998. In addition to funding the net losses, the Company has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets and expansion of its networks. Net cash used in building the Company's cable television and telecommunications networks and related business activities was $25.4 million for the first three months of fiscal 1999 compared to $18.9 million for the first three months of fiscal 1998 (excluding $35.8 million paid for the purchase of businesses).

                                  OPTEL, INC.

         From inception and until the issuance in February 1997 of the 13.5% Senior Notes due 2005 (the "2005 Notes"), the Company relied primarily on investments from GVL, its principal stockholder, in the form of equity and convertible notes (the "Convertible Notes") to fund its operations. Convertible Notes due to GVL (including accrued interest) amounted to $139.2 million at February 28, 1998. On March 1, 1998, GVL converted the Convertible Notes, including accrued interest, into a like amount of Series A preferred stock. Such stock earns dividends at the annual rate of 9.75%, payable in additional shares, and is convertible under certain circumstances and at certain prices at the option of the holder of the shares into shares of Class B common stock. None of the Company's stockholders or affiliates are under any contractual obligation to provide additional financing to the Company.

         In February 1997, the Company issued the 2005 Notes along with 225,000 shares of non-voting Class C Common Stock for aggregate net proceeds of $219.2 million. Of this amount approximately $79.8 million was placed in an escrow account in order to cover the first six semi-annual interest coupons on the 2005 Notes of which $42.0 million remained in the escrow account at November 30, 1998.

         In December 1997 the Company secured a senior credit facility (the "Senior Credit Facility") which was used to provide capital to fund development. The Senior Credit Facility consisted of a $125 million term loan bearing interest at LIBOR plus 3.5% and a $25 million revolving credit commitment. The Senior Credit Facility was repaid on July 7, 1998 in conjunction with the Company's issuance of the 2008 Notes.

         In July 1998, the Company issued the 2008 Notes for aggregate net proceeds of $193.5 million. Of this amount, approximately $126.3 million was used to repay the Senior Credit Facility and approximately $21.8 million was placed in an escrow account in order to cover the first two semi-annual interest coupons on the 2008 Notes all of which remained in the escrow account at November 30, 1998.

         The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. In addition to its existing sources of capital, the Company expects it will need approximately an additional $250 million in financing over the next five years in order to achieve its business strategy within its targeted markets. A considerable portion of the Company's capital expenditure requirements is scaleable dependent upon the number of Rights of Entry contracts that the Company signs. The foregoing estimate is based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to the networks and the telecommunications roll out, each of which may vary significantly from the Company's plan. The capital expenditure requirements will be dependent on the Company's ability to achieve its expected market share of the MDUs potentially serviceable in its markets. The Company plans to finance its future capital requirements through public or private debt or equity offerings. On June 5, 1998 the Company filed a registration statement covering a proposed initial public offering of $100 million of its Class A Common Stock. Due to market conditions, the Company has delayed the offering. There can be no assurance that the proposed initial public offering will be consummated, or, if consummated, that the proceeds received by the Company will be the amount set forth in the filed registration statement. There can be no assurance that the Company will be successful in obtaining any other necessary financing on reasonable terms or at all.

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

Embedded Technology. As the first phase of its program, OpTel has conducted an inventory of the equipment that it either uses to deliver its telecommunications services or utilizes in its corporate headquarters and regional offices. While OpTel believes that its equipment inventory is complete, much of the equipment utilized by OpTel resides outside the Company's headquarters and there can be no assurance that mission critical equipment has not been overlooked. As the second phase of its Year 2000 program, OpTel has begun contacting its vendors to determine whether the inventoried equipment is Year 2000 compliant or must be upgraded or replaced. While certain of OpTel's equipment vendors have indicated that their equipment is Year 2000 compliant, others have indicated that software upgrades are required. The Company has begun to schedule the installation of the necessary software upgrades, however, there can be no assurance that it will successfully implement all of the necessary upgrades in a timely manner. OpTel also intends to conduct a risk assessment to identify those systems whose failure would be expected to present the highest risk to the Company. Although OpTel intends to conduct tests to ensure that its equipment is Year 2000 compliant, such tests will likely not test all of its equipment and will rely upon vendor representations where tests are not conducted. In addition, OpTel has not yet received responses from all of its equipment vendors. There can be no assurance that OpTel will receive responses from all of its vendors in a timely manner or that such responses will be accurate or complete. There can be no assurance that the failure of OpTel to adequately address Year 2000 problems embedded in currently utilized equipment will not have a material adverse effect on OpTel's business, financial condition, cash flows and results of operations.

Information Technology. OpTel also has begun upgrading, replacing and testing certain components of its networks and information processing systems. OpTel believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversion program for its information processing systems to be successfully completed on a timely basis. However, successful completion of the Year 2000 conversion program is substantially dependent upon successful implementation of the Company's new customer management information system and, as a result, on the third party vendor meeting the delivery and implementation schedule it has proposed to OpTel. In addition, the Company's financial accounting system has not been upgraded to eliminate potential Year 2000 related malfunctions. The Company has selected a new financial accounting system and plans to have the new system implemented within the next few months. There can be no assurance that the new customer management information system and financial accounting system will be implemented on schedule or that other components of the Year 2000 conversion program will be completed in a timely manner. Other than costs estimated at between $1.0 million and $2.0 million to bring personal computers and facilities systems into compliance and expenses relating to the acquisition of the customer management information system and the financial accounting system, which are currently expected to be approximately $4 million in the aggregate, OpTel does not expect to incur significant expenditures to address its Year 2000 compliance issues. However, the failure of the Company to become Year 2000 compliant on a timely basis could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

Contingency Plans. OpTel intends to develop appropriate contingency plans to address situations in which various systems of the Company, or of third party providers, are not Year 2000 compliant. In addition the Company will participate in industry wide efforts to address Year 2000 issues, the goal of which is to develop contingency plans which address not only the Company's issues but those of the industry as a whole.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the quarter ended November 30, 1998, the Company has not held any derivative financial instruments. Furthermore, substantially all of the Company's indebtedness bears a fixed interest rate. Therefore, the Company is not currently sensitive to changes in market interest rates.

        THE FOREGOING INCLUDES CERTAIN FORWARD LOOKING STATEMENTS THAT ARE IDENTIFIED BY WORDS SUCH AS "EXPECT" AND SIMILAR EXPRESSIONS. ACHIEVEMENT OF SUCH EXPECTATIONS IS SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN THE SECTION ENTITLED "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED AUGUST 31,1998.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Except as set forth below, the Company is not a party to any legal proceedings except for those arising in the ordinary course of business. The Company does not believe that any legal proceeding to which it is a party will have a material adverse impact on the Company's financial condition or results of operations.

         On April 27, 1998, a civil action was commenced against the Company in the United States District Court for the Northern District of California by Octel Communications Corp. ("Octel"), charging the Company with trademark infringement, trade name infringement, trademark dilution, and unfair competition (the "Civil Action") based on its use of the name "OpTel" and seeking to enjoin the Company from using the name "OpTel." The Civil Action follows a now-suspended administrative proceeding in the United States Patent and Trademark Office ("PTO") relating to registration of the "OpTel" mark by the Company. The PTO found the Company's application for registration to be allowable; however, Octel commenced the PTO proceeding claiming that the Company's mark is confusingly similar to the "Octel" mark used by that party in a related field, and claiming that the Company's application had procedural deficiencies. During the course of the PTO proceeding, the Company acquired rights to the marks "OpTel" and "OpTel Communications" in the telecommunications field which are believed to predate the rights of Octel to its trademark, and the Company commenced two further proceedings against Octel in the PTO seeking cancellation of two of the trademark registrations owned by Octel. The various proceedings in the PTO between the Company and Octel were consolidated and thereafter suspended on May 15, 1998, in view of the commencement of the Civil Action. The Company believes it has meritorious counterclaims in the Civil Action and intends to vigorously defend against Octel's claims. The parties have been in settlement discussion and, by agreement, the time for the Company to file its answer and counterclaims has been extended until February 19, 1999. Although the Company does not believe that its use of the name "OpTel" infringes on the trademark or trade name rights of Octel or any other person, there can be no assurance as to the outcome of the Civil Action or the proceedings in the PTO (if reinstated) or of any other action that may be brought by any other party or that any such outcome would not materially adversely affect the Company.

         On April 9, 1998, a proposed class action complaint was filed in the district Court of Harris County, Texas by Gavin Stewart Clarkson, individually and on behalf of all cable subscribers in the U.S. that have paid late fees to either the group of affiliated entities acquired by the Company in 1997 known as Phonoscope ("Phonoscope") or the Company. The plaintiff, who formerly subscribed to cable television services provided by Phonoscope, alleged that Phonoscope's charging pre-established late fees for delinquent payments of cable subscription charges constitutes an illegal collection of a penalty and that cable service providers should only be entitled to their actual collection costs. The action was dismissed without prejudice during the first quarter of fiscal 1999 and the Company believes it will be indemnified by Phonoscope for all its costs and expenses associated with defense of the action.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        3.1 Restated Certificate of Incorporation of OpTel, together with all amendments thereto. (1)

        3.2      Bylaws of OpTel. (2)

        27       Financial Data Schedule

-----------

(1) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Securities and Exchange Commission (the "Commission") on September 4, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Commission on April 10, 1997 and incorporated herein by reference.




    (b) Reports on Form 8-K


        October 21, 1998 - Press release announcing financial results for the fiscal year ended August 31, 1998.


        November 13, 1998 - Press release announcing the extension until November 18, 1998 of the Exchange Offer.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         OPTEL, INC.





                                         By: /s/ Bertrand Blanchette
                                            ------------------------------------
                                         (Signature)

                                         BERTRAND BLANCHETTE

                                         Chief Financial Officer

                                         (Duly authorized officer and principal
                                         financial officer of the Registrant)



Date:  January 14, 1999

                                 EXHIBIT INDEX




      EXHIBIT
      NUMBER     DESCRIPTION
      -------    -----------
        3.1      Restated Certificate of Incorporation of OpTel, together with all amendments thereto. (1)

        3.2      Bylaws of OpTel. (2)

        27       Financial Data Schedule



-----------

(1) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Securities and Exchange Commission (the "Commission") on September 4, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Commission on April 10, 1997 and incorporated herein by reference.