Form 10-Q
period 1999-02-28
OPTEL INC
filed 1999-03-30
CIK 1036712

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

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

                        COMMON STOCK AS OF MARCH 15, 1999

             Common Stock                  Authorized     Issued and Outstanding
 CLASS A COMMON STOCK, $.01 PAR VALUE       8,000,000              164,272
 CLASS B COMMON STOCK, $.01 PAR VALUE       6,000,000            2,353,498
 CLASS C COMMON STOCK, $.01 PAR VALUE         300,000              225,000

                                   OPTEL, INC.

                    QUARTERLY PERIOD ENDED FEBRUARY 28, 1998


CONTENTS


                                                                              PAGE
PART I - FINANCIAL INFORMATION ............................................    1


ITEM 1. FINANCIAL STATEMENTS ..............................................    1


        UNAUDITED CONSOLIDATED BALANCE SHEETS .............................    1


        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS ...................    2


        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS ...................    3


        UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY ..........    5


        NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ..........    6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS .....................................................    7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   20

PART II - OTHER INFORMATION ...............................................   21


        ITEM 1. LEGAL PROCEEDINGS .........................................   21


        ITEM 2. CHANGES IN SECURITIES .....................................   21


        ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...........................   21


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......   21


        ITEM 5. OTHER INFORMATION .........................................   21


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................   22


SIGNATURES ................................................................   23

                                  OPTEL, INC.


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                           FEBRUARY 28, AUGUST 31,
                                                               1999       1998
                                                             ---------  ---------
                                                            (UNAUDITED)
Cash and cash equivalents.................................. $  60,032   $ 123,774
Restricted investments ....................................    38,645      63,207
Accounts receivable, net...................................    12,845       9,458
Prepaid expenses, deposits and other assets................     2,593       2,317
Property and equipment, net ...............................   308,289     268,044
Intangible assets, net ....................................   159,055     160,370
                                                            ---------   ---------
          TOTAL............................................ $ 581,459   $ 627,170
                                                            =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities... $  30,759   $  31,842
Deferred revenue and customer deposits.....................     5,685       5,274
Convertible notes payable to stockholder ..................        --          --
Notes payable and long-term obligations ...................   428,853     429,278
                                                            ---------   ---------
          Total liabilities................................   465,297     466,394
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued and outstanding...............        --          --
  Series A preferred stock, $.01 par value; 10,000 shares
     authorized; 7,302 and 6,962 and outstanding...........   153,341     146,115
  Series B preferred stock, $.01 par value; 2,000 shares
     authorized; 1,042 and 991 issued and outstanding......    63,827      61,343
  Class A common stock, $.01 par value; 8,000,000 shares
     authorized; 164,272 issued and
     outstanding...........................................         2           2
  Class B common stock, $.01 par value; 6,000,000 shares
     authorized; 2,353,498 issued and outstanding..........        24          24
  Class C common stock, $.01 par value; 300,000 shares
     authorized; 225,000 issued and outstanding............         2           2
Additional paid-in capital.................................   113,780     113,780
Accumulated deficit........................................  (214,814)   (160,490)
                                                            ---------   ---------
          Total stockholders' equity.......................   116,162     160,776
                                                            ---------   ---------
          TOTAL............................................ $ 581,459   $ 627,170
                                                            =========   =========


See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED

                                                     February 26,     February 26,        February 28,     February 28,
                                                         1999            1998                1999              1998
                                                     ------------     ------------        ------------     ------------
                                                                  (in thousands, except per share amounts)
REVENUES:
  Cable television                                   $     18,912     $     13,774        $     38,095     $     25,247
  Telecommunications                                        1,513              865               2,870            1,644
                                                     ------------     ------------        ------------     ------------
  Total revenues                                           20,425           14,639              40,965           26,891

OPERATING EXPENSES:
  Programming, access fees and
          revenue sharing                                   9,301            6,654              18,689           12,419
  Customer support, general and administrative             13,794            7,878              26,335           15,855
  Depreciation and amortization                             9,288            5,753              17,997           10,759
                                                     ------------     ------------        ------------     ------------
  Total operating expenses                                 32,383           20,285              63,021           39,033
                                                     ------------     ------------        ------------     ------------

LOSS FROM OPERATIONS                                      (11,958)          (5,646)            (22,056)         (12,142)

OTHER (EXPENSE) INCOME
  Interest expense on convertible notes payable to
     Stockholder                                               --           (4,794)                 --           (9,640)
  Other interest expense                                  (12,878)          (9,489)            (25,837)         (16,386)
  Interest and other income, net                            1,241            2,171               3,279            4,141
                                                     ------------     ------------        ------------     ------------

NET LOSS                                                  (23,595)         (17,758)            (44,614)         (34,027)

Earnings attributable to preferred stock                   (4,923)              --              (9,709)              --
                                                     ------------     ------------        ------------     ------------

NET LOSS ATTRIBUTABLE TO COMMON EQUITY               $    (28,518)    $    (17,758)       $    (54,323)    $    (34,027)
                                                     ============     ============        ============     ============


BASIC AND DILUTED  LOSS PER COMMON SHARE             $     (10.40)    $      (6.89)       $     (19.81)    $     (13.20)
                                                     ============     ============        ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        2,743            2,578               2,743            2,578
                                                     ============     ============        ============     ============





See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 February 28  February 28  February 28  February 28
                                                                   1999         1998         1999         1998
                                                                 ---------    ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net loss                                                       $ (23,595)   $ (17,757)   $ (44,614)   $ (34,027)
   Adjustments to reconcile net loss to net cash flow used
   in operating activities:
     Depreciation and amortization                                   9,288        5,753       17,997       10,759
     Non cash interest expense                                         358        5,120          691       10,291
     Non cash interest earned on restricted investments               (591)        (947)      (1,180)      (1,927)
   Increase (decrease) in cash from changes in operating
   assets and liabilities, net of effect of business
   combinations:
      Accounts receivable                                           (1,240)        (886)      (3,387)      (1,493)
      Prepaid expenses, deposits and other assets                    1,301          326         (276)         118
      Deferred revenue and other liabilities                           266          806          411          653
      Accounts payable and accrued expenses                        (11,678)      (5,573)      (1,083)         411
                                                                 ---------    ---------    ---------    ---------
  Net cash flows provided by (used in) operating activities        (25,891)     (13,158)     (31,441)     (15,215)

INVESTING ACTIVITIES:
  Purchases of businesses                                             --         (1,193)        --        (37,018)
  Proceeds from maturity of restricted investments                  25,742       14,625       25,742       14,625
  Purchases of restricted investments                                 --           --           --           --
  Acquisition of intangible assets                                  (1,980)        (336)      (4,553)      (4,274)
  Purchases and construction of property and equipment             (29,503)     (18,651)     (52,375)     (33,626)
                                                                 ---------    ---------    ---------    ---------

  Net cash flows used in investing activities                       (5,741)      (5,555)     (31,186)     (60,293)

FINANCING ACTIVITIES:
   Proceeds from bank financing, net of transaction costs             --        119,852         --        119,852
  Payments on notes payable and long-term obligations                 (523)      (1,828)      (1,115)      (2,107)
                                                                 ---------    ---------    ---------    ---------

  Net cash flows provided by (used in) financing activities           (523)     118,024       (1,115)     117,745

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (32,155)      99,311      (63,742)      42,237

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    92,187       30,231      123,774       87,305
                                                                 ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  60,032    $ 129,542    $  60,032    $ 129,542
                                                                 =========    =========    =========    =========

                                  OPTEL, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest              $   26,135   $   15,885   $   26,492   $   15,997
                                                      ==========   ==========   ==========   ==========

Increase in capital lease obligations                 $       --   $      500   $       --   $    1,306
                                                      ==========   ==========   ==========   ==========

Convertible debt issued for accrued interest          $       --   $       --           --        9,640
                                                      ==========   ==========   ==========   ==========

Earnings attributable to preferred stock              $    4,924   $       --        9,710           --
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

Dividends declared

Net loss

Earnings attributable to
   preferred stock
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at February 28, 1999     164,272   $        2    2,353,498   $       24      225,000   $        2   $  113,780
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========


                               Class A Preferred Stock  Class B Preferred Stock

                                Shares     Liquidation    Shares     Liquidation  Accumulated
                              Outstanding    Value      Outstanding    Value        Deficit

Balance at Sept. 1, 1998           6,962   $  146,115          991   $   61,343   $ (160,490)

Dividends declared                   340                        52

Net loss                                                                             (44,614)

Earnings attributable to
   preferred stock                              7,226                     2,484       (9,710)
                              ----------   ----------   ----------   ----------   ----------
Balance at February 28, 1999       7,302   $  153,341        1,043   $   63,827   $ (214,814)
                              ==========   ==========   ==========   ==========   ==========





See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.




NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PREPARATION

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

                                  OPTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     OpTel, Inc. ("OpTel" or the "Company") is a leading network based provider of integrated communications services, including local and long distance telephone, cable television and high speed Internet access services, to residents of multiple dwelling units ("MDUs") in the United States. The Company was organized in April 1993 to build, acquire and operate private cable television and telecommunications systems. The Company seeks to become the principal competitor in the MDU market to the incumbent local exchange carrier ("ILEC") and the incumbent franchise cable television operator. The Company currently provides cable television and telecommunications services in a number of metropolitan areas including Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Ft. Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta, Orlando-Tampa, and Indianapolis. The Company has commenced offering central office switched telecommunications services in Houston and Dallas-Fort Worth and expects to offer such services in substantially all of its major markets by the end of calendar 2000. In addition, the Company recently commenced offering high speed Internet access at select MDUs in several of its markets and intends to introduce its high speed Internet access services in all of its major markets over the next 12 months.

     Since inception, the Company has experienced substantial growth. This growth has been achieved through a combination of acquisitions of other operators, many of which operated satellite master antenna television ("SMATV") systems, and the negotiation of new long-term rights of entry agreements ("Rights of Entry"). In general, the conduct of the acquired operations prior to acquisition was materially different from the conduct of operations following acquisition. Among the changes made in many of the businesses after acquisition were (i) commencing conversion of SMATV systems to 18GHz or fiber optic networks, (ii) delivering customer service from a more advanced national call center in Dallas, (iii) increasing the number of programming channels, (iv) improving technical and field service and system reliability, (v) improving regulatory and financial controls and (vi) initiating telecommunications services offerings.

     On April 13, 1998, OpTel completed the acquisition of the private cable television and telecommunications services and related agreements of Interactive Cable Systems, Inc. ("ICS"), representing approximately 90,000 cable television and telecommunication units under contract. On October 27, 1997, the Company purchased the residential cable television and associated fiber optic network assets of Phonoscope Ltd. and the stock of several affiliated entities (collectively "Phonoscope") representing approximately 56,000 units under contract for cable television.

     As of February 28, 1999, the Company had 435,738 and 107,109 units under contract for cable television and telecommunications, respectively, and 401,600 and 47,462 units passed for cable television and telecommunications, respectively. As of such date, OpTel had 218,023 cable television subscribers and 13,229 telecommunication lines in service.

     OpTel believes that by utilizing an advanced proprietary network infrastructure it can market a competitive integrated package of voice, video and Internet access services in its serviced markets. As of February 28, 1999, approximately 270,736 units representing approximately 67% of the Company's units passed for cable television were passed by the Company's networks. OpTel expects to connect a majority of the MDUs currently served by SMATV systems to 18GHz or fiber optic networks by the end of calendar 2000. Once an MDU is brought onto the Company's networks, gross profit per subscriber at the MDU generally increases. In addition, networks provide OpTel with the infrastructure necessary to deliver an integrated package of communications services to subscribers at the MDU.

     The Company's telecommunications revenue is comprised of monthly recurring charges, usage charges and installation charges. Monthly recurring charges include fees paid by subscribers for line rental and additional features. Usage charges consist of fees paid by end users for long distance, fees paid by the ILEC for terminating traffic within local access and transport areas ("intraLATA") to the Company's network and access charges paid by carriers for long distance traffic originated and terminated to and from local customers.

     The Company's cable television revenue is comprised of monthly recurring charges paid by subscribers, monthly recurring charges paid by MDU owners for bulk services and fees paid by subscribers for premium services and some non-recurring charges. The Company offers its cable services under either retail or bulk agreements. Under retail agreements, the Company contracts directly with MDU residents. Under bulk agreements, the Company contracts directly with MDU owners for basic cable to be provided to all units in a particular MDU, but generally at lower rates per unit than under retail agreements. The effect of this lower per unit rate on revenue is generally offset by the 100% penetration achieved by bulk agreements. Premium services are contracted for directly by subscribers under both types of agreements and include fees paid for premium channels and pay-per-view. The Company anticipates that its overall revenue per subscriber will increase as the number of bulk contracts declines as a percentage of the Company's Rights of Entry. Additionally, the Company believes that its revenue per subscriber will increase as it migrates its SMATV properties onto the Company's networks.

     The line item programming, access fees and revenue sharing with respect to the Company's telecommunications services consists of leased transport facilities, terminating access charges from ILECs, fees paid to interexchange carriers ("IXCs") for long distance and revenue sharing. Leased transport facility costs may include the rental of T-1s to connect the MDUs to the ILEC and may include costs associated with connecting the Company's network hubs to each other and to its central office switch. Terminating access charges are fees paid to the ILEC for intraLATA calls which are originated by OpTel's subscribers and terminated on the ILECs network. Fees paid to IXCs for long distance include costs associated with terminating toll calls initiated by OpTel's subscribers. Revenue sharing costs represent certain fees paid to owners of MDUs pursuant to the terms of Rights of Entry.

     The line item programming, access fees and revenue sharing with respect to the Company's cable television services consists of programming costs, franchise fees and revenue sharing. Programming costs include those fees paid to obtain the rights to broadcast certain video programming. Revenue sharing costs represent certain fees paid to owners of MDUs pursuant to the terms of Rights of Entry.

     The Company's customer support, general and administrative expenses include selling and marketing costs, customer service, engineering, facilities and corporate and regional administration.

     Through February 28, 1999, the Company had invested approximately $526 million primarily in its cable television and telecommunications assets. The Company's revenues have grown from $0.4 million for the year ended December 31, 1994 to $65.0 million for fiscal 1998 and $41.0 million for the six months ended February 28, 1999. While pursuing its investment and development strategy, the Company has incurred substantial up-front operating expenses for marketing, customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $22.1 million, $28.2 million, $22.8 million and $12.6 million for the six months ended February 28, 1999 and the years ended August 31, 1998, 1997, 1996, respectively, as its cable television and telecommunications customer base has grown. The Company reported positive EBITDA of $0.3 million for the year ended August 31, 1998 as compared with negative EBITDA of $8.3 million and $3.9 million for the years ended August 31, 1997 and 1996, respectively. For the six months ended February 28, 1999, the Company reported negative EBITDA of $4.1 million. The decline in EBITDA is primarily the result of the increased costs associated with the roll out of telecommunications services in the Company's major markets and the deployment of switch collocation access and Internet access services. EBITDA represents income (loss) from operations before interest (net of interest income and amounts capitalized), income taxes and depreciation and amortization.
EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles. There can be no assurance that the Company will generate operating profits or achieve positive EBITDA in the future.

     For the six months ended February 28, 1999, telephone passings, revenues and line growth have been gaining momentum, however, cable passings, revenues and subscribers remained flat. To address the situation, the Company is reorganizing marketing and sales management, has launched direct sales activities and will introduce other direct marketing initiative, in the third quarter.

FACTORS AFFECTING FUTURE OPERATIONS

     The principal operating factors affecting the Company's future results of operations are expected to include (i) changes in the number of MDUs under Rights of Entry, (ii) penetration rates for its services, (iii) the terms of its arrangements with MDU owners, including revenue sharing and length of contract,
(iv) the prices that it charges its subscribers, (v) normal operating expenses, which in the cable television business principally consist of programming expenses and in the telecommunications business principally consist of fees paid to long distance carriers, the cost of trunking services and other local exchange carrier ("LEC") charges, as well as, in each case, billing and collection costs, technical service and maintenance expenses and customer support services, (vi) financing costs, and (vii) capital expenditures as the Company commences offering central office switched telecommunication services in additional markets and completes its conversion of SMATV systems. The Company's results of operations may also be impacted by future acquisitions, as well as by various initiatives to broaden the Company's service offering and addressable market. The first of such initiatives is to collocate network facilities for telecommunication services in selected ILEC end offices in certain of its markets. The Company will select the ILEC end offices in which it will collocate based upon MDU concentration. Through collocation, the Company will lease the ILEC's transport network on an unbundled basis to initially reach a subscriber. The Company believes collocation will decrease the time required to provide telephone services to a subscriber, increase the Company's addressable market by providing a cost effective means of servicing smaller MDUs and, over time, promote new Rights of Entry. Other initiatives aim at creating new revenue sources by offering related services including a range of Internet access and direct broadcast satellite ("DBS") services.

     The Company anticipates that it will continue to have higher churn than is typical of an incumbent franchise cable television operator due to the frequent turnover of MDU tenants. The Company does not believe that churn is as significant an operating statistic as it is for franchise cable television operators. This churn generally does not result in a reduction in overall penetration rates since the outgoing subscriber is generally quickly replaced by a new tenant in the unit. This may result in installation revenue per unit that is higher than for a franchise cable television operator. Although this may also require higher installation expenses per subscriber, because of the layout of MDUs and the Company's ability to obtain "permission to enter" from the MDU owner, installations can often be completed when the subscriber is not home, limiting the expense of installation. With respect to the Company's telecommunications services, the Company believes that its best opportunity for a sale arises when a subscriber first signs a lease and takes occupancy in an MDU. Accordingly, the Company believes that during the early stages of the roll out of its central office switched telecommunications services in a market it benefits from the high rate of MDU resident turnover.

RESULTS OF OPERATIONS

     All of the Company's acquisitions have been accounted for by the purchase method of accounting. As a result of the Company's growth through acquisitions and the change in fiscal year, the Company's historical financial results are not directly comparable from period to period, nor are they indicative of future results of operations in many respects.

     The following table sets forth, for the periods indicated, certain operating and financial information relating to the Company.

                                                    AS OF AUGUST 31,         AS OF FEBRUARY 28,
                                               ---------------------------   -------------------
                                                1996      1997      1998       1998       1999
                                               -------   -------   -------   --------   --------
OPERATING DATA
CABLE TELEVISION
Units under contract(1)......................  241,496   295,149   432,955    372,138    435,738
Units passed(2)..............................  225,433   254,032   399,210    320,286    401,600
Basic subscribers............................  114,163   132,556   216,249    172,643    218,023
Basic penetration(3).........................    50.6%     52.2%     54.2%       53.9%      54.3%
Average monthly revenue per basic
  subscriber(4)..............................   $22.70    $24.94    $27.95     $27.57     $29.20
TELECOMMUNICATIONS
Units under contract(1)......................   20,945    39,831    94,338     61,082    107,109
Units passed(2)..............................   12,364    16,572    35,671     17,551     47,462
Lines(5).....................................    4,126     6,185     9,244      6,375     13,229
Line penetration(6)..........................    33.4%     37.3%     25.9%       36.3%      27.9%
Average monthly revenue per line(7)..........   $42.10    $47.23    $46.62     $43.64     $44.50

                                                                            SIX MONTHS ENDED
                                             YEAR ENDED AUGUST 31,            FEBRUARY 28,
                                        --------------------------------   -------------------
                                          1996       1997        1998        1998       1999
                                        --------   ---------   ---------   --------   --------
                                             (DOLLARS IN THOUSANDS)
FINANCIAL DATA
Revenues:
  Cable television...................   $ 25,893   $  36,915   $  61,081   $ 25,247   $ 38,095
  Telecommunications.................      1,711       2,922       3,882      1,644      2,870
                                        --------   ---------   ---------   --------   --------
          Total revenues.............   $ 27,604   $  39,837   $  64,963   $ 26,891   $ 40,965
EBITDA(8)............................   $ (3,900)  $  (8,291)  $     291   $ (1,383)  $ (4,059)
Net cash flows used in operating
  activities.........................   $   (453)  $ (15,935)  $ (26,268)  $(15,215)  $(31,441)
Net cash flows used in investing
  activities.........................    (72,037)   (143,125)   (121,532)   (60,293)   (31,186)
Net cash flows provided by (used in)
  financing activities...............     72,131     244,688     184,269    117,745     (1,115)
Net loss.............................    (18,430)    (48,535)    (74,398)   (34,027)   (44,614)

---------------

(1) Units under contract represents the number of units currently passed and additional units with respect to which the Company has entered into Rights of Entry for the provision of cable television and telecommunications services, respectively, but which the Company has not yet passed and which the Company expects to pass within the next five years. At this time the majority of all units under contract for telecommunications are also under contract for cable television.

(2) Units passed represents the number of units with respect to which the Company has connected its cable television and telecommunications systems, respectively.

(3) Basic penetration is calculated by dividing the total number of basic subscribers at such date by the total number of units passed.

(4) Represents average monthly revenue divided by the average number of basic subscribers for the fiscal periods ended as of the date shown.

(5) Lines represent the number of telephone lines currently being provided to telecommunications subscribers. A telecommunications subscriber can subscribe for more than one line. The Company has revised its method of reporting lines to reflect only one line in service where multiple customers share a single line. The Company has restated the number of lines previously reported to reflect this change.

(6) Line penetration is calculated by dividing the total number of telecommunications lines at such date by the total number of units passed.

(7) Represents average monthly revenue divided by the average number of lines for the fiscal period ended as of the date shown.

(8) EBITDA represents income (loss) from operations before interest (net of interest income and amounts capitalized), income taxes and depreciation and amortization. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles. In addition, the measure of EBITDA presented herein may not be comparable to other similarly titled measures by other companies. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the cable television and telecommunications industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry.

Three months ended February 28, 1999 compared with three months ended February 28, 1998.

     TOTAL REVENUES. Total revenues for the second quarter of fiscal 1999 increased by $5.8 million, or 40%, to $20.4 million compared to revenues of $14.6 million for the second quarter of fiscal 1998. The increase in total revenue is principally the result of the acquisition of ICS in April 1998.

     CABLE TELEVISION. Cable television revenues for the second quarter of fiscal 1999 increased by $5.1 million, or 37%, to $18.9 million from $13.8 million for the comparable period in fiscal 1998. This reflected a 26 % increase in the number of basic subscribers and a 5% increase in the average monthly revenue per basic subscribers. The average monthly revenue per basic subscriber increased from $27.57 for the second quarter of fiscal 1998 to $28.98 for the second quarter of fiscal 1999. The increase in average monthly revenue per basic subscribers mainly resulted from annual rate increases, rate increases following property upgrades, and a shift in the mix of basic subscribers to favor cities with higher revenues per basic subscribers. The Company maintained basic penetration at 54%.

     TELECOMMUNICATIONS. Telecommunications revenues for the second quarter of fiscal 1999 increased by 75% to $1.5 million, up from $0.9 million for the comparable period of the preceding year, reflecting a 108 % increase in the number of lines compared to the second quarter of fiscal 1998 offset by a slight decline in the average monthly revenue per line which decreased from $43.64 to $43.07. Since launching central office switches in Houston and Dallas during fiscal 1998, the Company has increased its efforts to market its telephone product in these markets.

     PROGRAMMING, ACCESS FEES AND REVENUE SHARING. Programming, access fees and revenue sharing increased from $6.7 million for the second quarter of fiscal 1998 to $9.3 million for the second quarter of fiscal 1999. The increased cost is primarily attributed to the subscriber growth mentioned above and to increases in rates charged by programming suppliers.

     CUSTOMER SUPPORT, GENERAL AND ADMINISTRATIVE. Customer support, general and administrative expenses were $13.8 million for the second quarter of fiscal 1999 compared to $7.9 million for the second quarter of fiscal 1998. The increase in customer support, general and administrative expenses was largely due to an increase in personnel associated with the expansion of the Company's operations and the roll-out of telephone and Internet services. In connection with reorganizing the management of certain departments, the Company has incurred costs in excess of $0.6 million.

     EBITDA. The Company's EBITDA (earnings before interest, income taxes, and depreciation and amortization) for the second quarter of fiscal 1999 was negative $2.7 million compared to $0.1 million for the second quarter of fiscal 1998. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $9.3 million for the second quarter of fiscal 1999 compared to $5.8 million for the second quarter of fiscal 1998. This increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

     INTEREST EXPENSE. Interest expense (net of amounts capitalized) was $12.9 million for the second quarter of fiscal 1999, a $1.4 million decrease from interest expense of $14.3 million for the second quarter of fiscal 1998. This decrease is attributable to the elimination of interest expense associated with the convertible notes payable to stockholder which were converted to preferred stock in march 1998.

     INTEREST AND OTHER INCOME. For the second quarter of fiscal 1999, interest and other income was $1.2 million, compared to $2.2 million for the second quarter of fiscal 1998 reflecting a decrease of $0.9 million. This is primarily the result of the Company having a smaller average balance of invested cash during the second quarter of fiscal 1999 than fiscal 1998. The Company invests its cash in money market funds and other short-term, high grade instruments according to its investment policy and certain restrictions of its indebtedness.

  Six months ended February 28, 1999 compared to six months ended February 28, 1998

     TOTAL REVENUES. Total revenues for the first six months of fiscal 1999 increased by $14.1 million, or 52%, to $41.0 million compared to revenues of $26.9 million for the first six months of fiscal 1998. The increase in total revenue is principally the result of the acquisition of ICS in April 1998 and the inclusion of the operating results of Phonoscope, which was acquired in October 1997, for the full six month period.

     CABLE TELEVISION. Cable television revenues for the first six months of fiscal 1999 increased by $12.8 million, or 51%, to $38.1 million from $25.2 million for the comparable period in fiscal 1998. This reflected a 26% increase in the number of basic subscribers and a 6% increase in the average monthly revenue per basic subscriber. The average monthly revenue per basic subscriber increased from $27.57 for the first six months of fiscal 1998 to $29.20 for the first six months of fiscal 1999. The increase in average monthly revenue per basic subscriber mainly resulted from annual rate increases, rate increases following property upgrades and a shift in the mix of basic subscribers to favor cities with higher average monthly revenue per basic subscriber. The Company maintained basic penetration at 54%.

     TELECOMMUNICATIONS. Telecommunications revenues for the first six months of fiscal 1999 increased by 75% to $2.9 million, up from $1.6 million for the comparable period of the preceding year, reflecting both a 108% increase in the number of lines compared to the first six months of fiscal 1998 and a 2% increase in the average monthly revenue per line, which rose from $43.64 to $44.50. Since launching central office switches in Houston and Dallas during fiscal 1998, the Company has increased its efforts to market its telephone product in these markets. Although the average monthly revenue per line for the six months ended February 28, 1999 increased from the six months ended February 28, 1998, it decreased from the year ended August 31, 1998. This decrease reflects a combination of (i) seasonal variations in long distance usage; (ii) the impact of incentives offered by the Company to subscribers as part of the initial marketing of its central office switched services in Dallas; and (iii) the impact of changes in call volumes. The Company does not believe the changes in call volumes are reflective of a trend. However, because of the relatively small number of lines serviced by the Company, changes in the number or length of calls made by a small group of individual subscribers can have a noticeable impact on the average revenue per line.

     PROGRAMMING, ACCESS FEES AND REVENUE SHARING. Programming, access fees and revenue sharing increased from $12.4 million for the first six months of fiscal 1998 to $18.7 million for the first six months of fiscal 1999. The increased cost is primarily attributed to the subscriber growth mentioned above and to increases in rates charged by programming suppliers.

     CUSTOMER SUPPORT, GENERAL AND ADMINISTRATIVE. Customer support, general and administrative expenses were $26.3 million for the first six months of fiscal 1999 compared to $15.9 million for the first six months of fiscal 1998. The increase in customer support, general and administrative expenses was largely due to an increase in personnel associated with the expansion of the Company's operations and the roll-out of telephone and Internet services.

     EBITDA. The Company's EBITDA (earnings (loss) before interest, income taxes, and depreciation and amortization) for the first six months of fiscal 1999 was negative $4.1 million compared to negative $1.4 million for the first six months of fiscal 1998. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $18.0 million for the first six months of fiscal 1999 compared to $10.8 million for the first six months of fiscal 1998. This increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

     INTEREST EXPENSE. Interest expense (net of amounts capitalized) was $25.8 million for the first six months of fiscal 1999, a small decrease from interest expense of $26.0 million for the first six months of fiscal 1998. This decrease is attributable to the elimination of interest expense associated with the convertible notes payable to stockholders in March 1998 with the conversion of these notes to preferred stock.

     INTEREST AND OTHER INCOME. For the first six months of fiscal 1999, interest and other income was $3.3 million, compared to $4.1 million for the first six months of fiscal 1998, reflecting a decrease of $0.9 million. This is primarily the result of the Company having a smaller average balance of invested cash during the first six months of fiscal 1999 than fiscal 1998. The Company invests its cash in money market funds and other short-term, high grade instruments according to its investment policy and certain restrictions of its indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     The development of OpTel's business and the expansion of its network have required substantial capital, operational and administrative expenditures, a significant portion of which have been incurred before the realization of revenues. These expenditures will continue to result in negative cash flow until an adequate customer base is established and revenues are realized. Although its revenues have increased in each of the last three years, OpTel has incurred substantial up-front operating expenses for marketing, customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $22.1 million, $28.2 million, $22.8 million and $12.6 million for the six months ended February 28, 1999 and for the years ended August 31, 1998, 1997, and 1996, respectively, as its cable television and telecommunications customer base has grown. The Company reported net losses of $44.6 million for the six months ended February 28, 1999 as compared with net losses of $74.4 million, $48.5 million and $18.4 million for the years ended August 31, 1998, 1997 and 1996, respectively.

     From inception and until February 1997, the Company relied primarily on investments from Le Groupe Videotron Ltee ("GVL") , its principal stockholder, in the form of equity and convertible notes to fund its operations. Effective March 1, 1998, GVL converted all of the outstanding GVL Notes, including accrued interest, into shares of Series A Preferred with an aggregate liquidation preference of approximately $139.2 million. The Series A Preferred earns dividends at the annual rate of 9.75%, initially payable in additional shares. None of the Company's stockholders or affiliates is under any contractual obligation to provide additional financing to the Company.

     In February 1997, the Company issued $225 million principal amount at maturity of 13% Senior Notes Due 2007 (the "1997 Notes") along with 225,000 shares of Class C Common for aggregate net proceeds of $219.2 million. Of this amount, approximately $79.6 million was placed in an escrow account in order to cover the first six semi-annual interest payments due on the 1997 Notes. At February 28, 1999, approximately

$28.0 million remained in such escrow account. On July 7, 1998, the Company issued $200 million principal amount of 11.5% Senior Notes due 2008 (the "1998 Notes"). The aggregate net proceeds of the 1998 Notes were approximately $193.5 million. Of this amount, approximately $126.3 million was used to repay all outstanding amounts under a then existing credit facility and to pay other costs associated with terminating the credit facility and approximately $22.0 million was placed in an escrow account to fund the first two semi-annual interest payments on the 1998 Notes. At February 28, 1999, approximately $10.7 million remained in such escrow account.

     During the past year, the Company has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in the acquisition and construction of the Company's cable television and telecommunications networks and related business activities was $56.9 million for the first six months of fiscal 1999 compared to $129.0 million for fiscal 1998 and $78.2 million for fiscal 1997.

     The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company expects that it will spend approximately $650 million on capital expenditures over the next five years. The Company expects it will need approximately $650 million in financing over the next five years in order to achieve its business strategy within its targeted markets. The Company will incur approximately $260 million in cash interest expense on its outstanding indebtedness, including the $38.7 million currently held in escrow, over the next five years. A considerable portion of the Company's capital expenditure requirements is scaleable dependent upon the number of Rights of Entry that the Company signs. The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to networks and the telecommunications roll out, each of which may vary significantly from the Company's plan. The capital expenditure requirements will be larger or smaller depending upon whether the Company is able to achieve its expected market share among the potential MDUs in its markets. The Company plans to finance its future capital requirements through additional public or private equity or debt offerings. There can be no assurance that the Company will be successful in obtaining any necessary financing on reasonable terms or at all.

     Under the terms of the more restrictive of the Company's indentures, the Company can only incur approximately $50 million of additional indebtedness. The aggregate amount of indebtedness which can be incurred by the Company under its more restrictive indenture is directly related to the number of cable television subscribers served by the Company. As a result, growth of the Company's telecommunications business, where the Company has focused significant management attention and resources, will not increase the Company's ability to incur indebtedness under the terms of the more restrictive indenture. The Company may need to incur indebtedness in excess of its current capacity.

     In addition, GVL has the power to prevent the Company from obtaining additional debt or equity financing. GVL is party to an indenture which limits the aggregate amount of indebtedness which can be incurred by GVL and its subsidiaries, including the Company, taken as a whole (based upon a ratio of total consolidated indebtedness to consolidated operating cash flow). As a result, GVL's strategies and the operating results of its subsidiaries other than the Company may affect the ability of the Company to incur additional indebtedness. As of November 30, 1998, GVL was able to incur approximately Cdn. $446 million (approximately $293 million based on an exchange rate of $1.00 = Cdn. $1.5211 as reported by the Wall Street Journal on March 18, 1999) of indebtedness under its indenture. There can be no assurance that this number may not decrease substantially in the future. There can be no assurance that GVL will not restrain the Company's growth or limit the indebtedness incurred by the Company so as to ensure GVL's compliance with the terms of its debt instruments.

     The Company benefits from the fact that it does not require a substantial capital investment in its cable television and telecommunications networks in advance of connecting subscribers to its networks. A significant portion of the capital investment required to connect subscribers consists of costs associated with establishing a minimum point of entry, the costs of internal wiring and distribution equipment and the erection of microwave transmitting and receiving equipment specific to the MDU. These expenditures are, to a large extent, "success-based" and will only be incurred when new properties are brought into service or when existing properties serviced by SMATV or private branch exchange ("PBX") systems are connected to the networks. When a new Right of Entry is signed, it takes approximately four months of construction work to activate signal at the property. Once the property is activated, penetration rates increase rapidly. The balance of the budgeted capital expenditures is for infrastructure assets not related to individual MDUs. These assets include central office switches, cable television head ends, computer hardware and software and capitalized construction costs. The

Company, can to some degree, control the timing of the infrastructure capital expenditures by controlling the timing of the telecommunications roll out and the scope of its expansion.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to provide services to subscribers, process transactions, send invoices, or engage in similar normal business activities. To ensure that its subscriber serving cable and telecommunications equipment and its critical computer systems, applications and other technology (collectively "Date Sensitive Technology") will function properly beyond 1999, the Company has implemented a Year 2000 program.

  PROJECT AND STATE OF READINESS

     The Company has developed a three-phase plan that is designed to assess the impact of the Year 2000 issue on its Date Sensitive Technology.

     Due to the fact that it is not always necessary to complete one phase prior to commencing the next, some projects within a given phase have been started, while there may be outstanding tasks associated with prior phases. Priority is always placed on mission critical systems affecting large numbers of customers or the Company's ability to take and process service orders and bill for its services.

  Phase I -- Problem Determination

     In this phase the Company performed an inventory and assessment to determine which portions of its Date Sensitive Technology would have to be replaced or modified in order for its networks, office equipment and information management systems to function properly after December 31, 1999. While the Company believes its inventory is substantially complete, the equipment utilized by OpTel is disbursed throughout the markets that the Company serves, and there can be no assurances that mission critical equipment has not been overlooked. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. The Company's risk assessment and determinations as to the need for remediation were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems and equipment utilized by the Company and in part on the results of Year 2000 equipment testing done by GVL. There can be no assurances that any vendor representations received and relied upon by the Company were accurate or complete or that the results of GVL's Year 2000 equipment tests are a reliable indicator of the Year 2000 compatability of the Company's equipment. In addition, OpTel has not yet received responses from all of its equipment vendors, and there can be no assurance that OpTel will receive responses from all of its vendors in a timely manner or that responses will be accurate or complete. As of March 15, 1999, the Company estimated that this phase was 95% complete.

  Phase II -- Plan for Remediation of Mission Critical Known Non-Compliant Date Sensitive Technology

     During Phase II, the Company designed a plan to make the necessary modifications to and/or replace Date Sensitive Technology that is mission critical and known to be non-compliant. While the Company believes that as of March 15, 1999, its planning for achieving Year 2000 compliance was 75% complete, the discovery of additional Date Sensitive Technology requiring remediation could adversely impact the current plan and increase the resources required to implement the plan. The plan includes the conversion of the Company's current customer management system to a vendor certified compliant platform and the upgrade of

PBX switches that the Company does not currently plan to replace with central office switches prior to December 31, 1999.

  Phase III -- Operational Sustainability

     The Company has begun the process of remediating its non-compliant Date Sensitive Technology and plans to use both internal and external resources to reprogram or replace and test certain components of its networks and information processing systems for Year 2000 compliance. The Company is currently scheduling the installation of other necessary upgrades to Date Sensitive Technology. Although the Company intends to conduct tests to ensure its equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. The Company will endeavor to test all mission critical equipment but will likely not test all of its equipment that is not deemed mission critical. The Company will rely upon vendor representations, if received, or on the results of Year 2000 equipment testing done by GVL, where tests are not conducted. There can be no assurance that any vendor representations received and relied upon will be accurate or complete or that the results of GVL's Year 2000 equipment tests will be a reliable indicator of the Year 2000 compatibility of the Company's equipment or that the Company will have recourse against any vendors whose representations or certifications as to the Year 2000 compliance of their products prove misleading.

     The Company is striving to achieve operational sustainability no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. Though the majority of the work will be completed by that date, certain elements will not be completed until the fourth quarter of calendar 1999, primarily due to limited availability of compliant software and hardware and prioritization of mission critical systems. As of March 15, 1999, the Company estimated that its remediation efforts were approximately 25% complete.

     Successful completion of the Year 2000 conversion program is substantially dependent upon successful implementation of the Company's new customer management information system which is dependent upon a third party vendor meeting an implementation schedule and delivering a system that is Year 2000 compliant. As a contingency plan, the Company will be upgrading its existing cable subscriber billing system to a version represented by the vendor to be Year 2000 compliant. There can be no assurance that (i) the new customer management information system will be implemented on schedule, (ii) the Company will successfully implement all of the other necessary hardware and software upgrades or (iii) other components of the Year 2000 conversion program will be completed in a timely manner.

  COSTS

     The Company estimates the cost of its Year 2000 program will be $4.2 million, of which $4.1 million remains to be incurred. Remediation costs and costs to replace non-compliant systems are expensed as incurred. Additionally, the Company has incurred and will incur costs related to the purchase and implementation of its new accounting system and customer management information systems. The estimated total cost of these systems is $7.6 million, of which $3.6 million remains to be incurred. The foregoing estimates will likely be revised and there can be no assurance that the revisions will not be significant.

     The estimated costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, the cost of third party hardware, software and services, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions and similar uncertainties. The failure of the Company to become Year 2000 compliant on a timely basis could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

  RISKS AND CONTINGENCY PLAN

     While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its service or content providers. The Company has taken an inventory of its third party service or content providers and believes that its inventory is complete. However, there can be no assurance that mission critical providers have not been overlooked. Based on this inventory, the Company is currently seeking assurances from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. Many of the Company's third party providers have indicated that they are, or will be, Year 2000 compliant. The Company, however, has not undertaken an in-depth evaluation of such providers in relation to the Year 2000 issue and the ability of third parties with which OpTel transacts business to adequately address their Year 2000 issues is outside of OpTel's control. The Company has not obtained and will not obtain Year 2000 certifications from video programming suppliers, ILECs, competitive local exchange carriers ("CLECs") and IXCs with whom it does business. There is risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide and the reliance of cable television systems on satellite distribution of programming, the ability of any cable television or telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and deliver programming and to bill for such services) is dependent, to some extent, on the networks and systems of other parties. To the extent the networks and systems of those parties are adversely impacted by Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. There can be no assurance that the failure of OpTel or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on OpTel's business, financial condition, cash flows and results of operations.

     In a recent release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving the Company; widespread disruption of the services provided by common communications carriers and satellites that transmit video programming; similar disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; failure of controllers contained in the cable television system headends and of the Company's video distribution network; failure of the Company's switches, telephone network and telephone traffic distribution system; failure in customer service networks and/or automated voice response systems; and failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to billing, banking and finance.

     The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced. In addition, the Company is currently developing appropriate contingency plans to address situations in which various systems of the Company, or of third party providers, are not Year 2000 compliant. The Company also intends to participate in industry wide efforts to address Year 2000 issues, the goal of which is to develop contingency plans which address not only the Company's issues but those of the industry as a whole.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is effective for earnings per share calculations and disclosures for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data that is presented. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and provides reporting standards for calculating "Basic" and "Diluted" earnings per share. The Company has adopted SFAS No. 128, which did not have a significant impact upon the Company's reported earnings per share, and its earnings per share computations have been restated for all prior periods.

     Effective September 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company has no items of other comprehensive income to report in the periods presented.

     The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of the requirements of SFAS No. 131. Depending on the outcome of the Company's evaluation, additional disclosure may be required for fiscal 1999.

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

The information set forth in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At February 28, 1999, the Company had no derivative financial instruments. Furthermore, substantially all of the Company's indebtedness bears a fixed interest rate. Therefore, the Company is not sensitive to changes in market interest rates.

                                  OPTEL, INC.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings except for those described below and those arising in the ordinary course of business. The Company does not believe that any legal proceeding to which it is a party will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

     On April 27, 1998, an action was commenced against the Company in the United States District Court for the Northern District of California by Octel Communications Corp. ("Octel"), charging the Company with trademark infringement, trade name infringement, trademark dilution, and unfair competition (the "Civil Action") based on its use of the name "OpTel" and seeking to enjoin the Company from using the name and trademark "OpTel." Although the Company does not believe that its use of the name "OpTel" infringes on the trademark rights or trade name rights of Octel or any other person, there can be no assurance as to the outcome of the Civil Action or related administrative proceedings, if either go forward, or that any such outcome would not materially adversely affect the Company.

     Shortly after the filing of the Civil Action, the parties commenced settlement discussions and the Company's time to answer the complaint and assert counterclaims has been continuously extended by agreement of the parties. The parties have reached an agreement in principle, subject to definitive agreement (the "Proposed Settlement), that would resolve all issues between the parties and settle the Civil Action and related administrative proceedings. Under the Proposed Settlement, the Company will change the name under which it conducts business from OPTEL to OPTELNET, or such other name or names as determined by the Company. The change of business name will occur over time, enabling the Company to transition signage over a nearly three year period, change markings on vehicles as they are phased out of service and use existing supplies of printed materials. The Company will retain the right to use "Optel, Inc." as its corporate name and as a service mark in conjunction with certain services and the Company will receive trademark registrations for OPTEL for which it has previously applied. Under the Proposed Settlement, Octel will assign to the Company its common law rights in the name OCTELNET and will discontinue use of that name over an agreed time period. The settlement, if consummated, is not expected to have a material financial or other impact on the Company.


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

                                  OPTEL, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Restated Certificate of Incorporation of OpTel, together with all amendments thereto. (1)
          3.2  Bylaws of OpTel. (2)

------
(1) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Securities and Exchange Commission (the "Commission") on September 4, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to OpTel's registration statement on Form S-4 filed with the Commission on April 10, 1997 and incorporated herein by reference.




     (b)  Reports on Form 8-K

          January 14, 1999 - Press release announcing financial results for the first quarter of fiscal year ended August 31, 1999.

          January 20, 1999 - Press release announcing the launch of high speed broadband Internet access services with I3s.

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

       Date:  March 30, 1999

                                  OPTEL, INC.


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT
------                -------
 27                   Financial Data Schedule