Form 10-Q
period 1999-05-31
OPTEL INC
filed 1999-07-15
CIK 1036712

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ---------------

                              FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

                                   333-24881

                            (Commission file number)

                                ---------------

                                  OPTEL, INC.
             (Exact name of Registrant as specified in its charter)

                                ---------------

     DELAWARE              OPTEL, INC.                         95 - 4495524
                           1111 W. MOCKINGBIRD LANE
                           DALLAS, TEXAS 75247
                           (214) 634-3800
(State or other           (Name, address, including          (I.R.S. Employer
 jurisdiction of           Zip code of principal executive  Identification No.)
 incorporation or          offices)
 organization)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [X]   No[ ]

                        COMMON STOCK AS OF JUNE 30, 1999

             COMMON STOCK                 AUTHORIZED  ISSUED AND OUTSTANDING
CLASS A COMMON STOCK, $.01 PAR VALUE      8,000,000           164,272
CLASS B COMMON STOCK, $.01 PAR VALUE      6,000,000         2,353,498
CLASS C COMMON STOCK, $.01 PAR VALUE        300,000           225,000

                                  OPTEL, INC.

                      QUARTERLY PERIOD ENDED MAY 31, 1999


CONTENTS
                                                                           PAGE
   PART I - FINANCIAL INFORMATION.........................................   3


   ITEM 1. FINANCIAL STATEMENTS...........................................   3


           UNAUDITED CONSOLIDATED BALANCE SHEETS..........................   3


           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS................   4


           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS................   5


           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY.......   6


           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.......   7


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..............................................   8

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....  17

   PART II - OTHER INFORMATION............................................  18


           ITEM 1. LEGAL PROCEEDINGS......................................  18


           ITEM 2. CHANGES IN SECURITIES..................................  18


           ITEM 3. DEFAULTS UPON SENIOR SECURITIES .......................  18


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...  18


           ITEM 5. OTHER INFORMATION......................................  18


           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................  19


   SIGNATURES.............................................................  19

                                  OPTEL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                      MAY 31,    AUGUST 31,
                                                                       1999        1998
                                                                    ----------  ----------
                                                                         (IN THOUSANDS)
                                     ASSETS

Cash and cash equivalents .....................................    $  35,507    $ 123,774
Restricted investments ........................................       39,235       63,207
Accounts receivable, net ......................................       13,539        9,458
Prepaid expenses, deposits and other assets ...................        2,476        2,317
Property and equipment, net ...................................      326,045      268,044
Intangible assets, net ........................................      157,932      160,370
                                                                   ---------    ---------
          TOTAL                                                    $ 574,734    $ 627,170
                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities           $  48,824    $  31,842
Deferred revenue and customer deposits ........................        5,899        5,274
Notes payable and long-term obligations .......................      428,631      429,278
                                                                   ---------    ---------
          Total liabilities ...................................      483,354      466,394

Commitments and contingencies

Stockholders' equity: .........................................           --           --
  Preferred stock, $.01 par value; 1,000,000 shares
     Authorized; none issued and outstanding ..................
  Series A preferred stock, $.01 par value; 10,000 shares
     Authorized; 7,302 and 6,962 and outstanding ..............      156,794      146,115
  Series B preferred stock, $.01 par value; 2,000 shares
     Authorized; 1,043 and 991 issued and outstanding .........       65,096       61,343
  Class A common stock, $.01 par value; 8,000,000 shares
     Authorized; 164,272 issued and
     Outstanding ..............................................            2            2
  Class B common stock, $.01 par value; 6,000,000 shares
     authorized; 2,353,498 issued and outstanding .............           24           24
  Class C common stock, $.01 par value; 300,000 shares
     authorized; 225,000 issued and outstanding ...............            2            2
Additional paid-in capital ....................................      113,780      113,780
Accumulated deficit ...........................................     (244,318)    (160,490)
                                                                   ---------    ---------
          Total stockholders' equity ..........................       91,380      160,776
                                                                   ---------    ---------
          TOTAL ...............................................    $ 574,734    $ 627,170
                                                                   =========    =========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED

                                                        MAY 31,      MAY 31,     MAY 31,    MAY 31,
                                                         1999         1998        1999       1998
                                                       --------    --------    --------    --------

                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Cable television                                     $ 19,823    $ 16,948    $ 57,918    $ 42,195
  Telecommunications                                      2,236       1,077       5,106       2,721
                                                       --------    --------    --------    --------
  Total revenues                                         22,059      18,025      63,024      44,916

OPERATING EXPENSES:
  Programming, access fees and revenue sharing           10,534       7,794      29,223      20,213
  Customer support, general and administrative           15,918       9,189      42,253      25,044
  Depreciation and amortization                           8,736       7,673      26,733      18,432
                                                       --------    --------    --------    --------
  Total operating expenses                               35,188      24,656      98,209      63,689
                                                       --------    --------    --------    --------

LOSS FROM OPERATIONS                                    (13,129)     (6,631)    (35,185)    (18,773)

OTHER (EXPENSE) INCOME
  Interest expense on convertible notes payable to
     Stockholder                                             --          --          --      (9,640)
  Other interest expense                                (12,824)     (9,890)    (38,661)    (26,276)
  Interest and other income, net                          1,171       2,316       4,450       6,457
                                                       --------    --------    --------    --------

NET LOSS                                                (24,782)    (14,205)    (69,396)    (48,232)

Earnings attributable to preferred stock                 (4,723)     (4,068)    (14,432)     (4,068)
                                                       --------    --------    --------    --------

NET LOSS ATTRIBUTABLE TO COMMON EQUITY                 $(29,505)   $(18,273)   $(83,828)   $(52,300)
                                                       ========    ========    ========    ========


BASIC AND DILUTED  LOSS PER COMMON SHARE               $ (10.76)   $  (6.84)   $ (30.56)   $ (20.04)
                                                       ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                          2,743       2,673       2,743       2,610
                                                       ========    ========    ========    ========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED       NINE MONTHS ENDED

                                                                         MAY 31,      MAY 31,      MAY 31,      MAY 31,
                                                                          1999         1998         1999         1998
                                                                        --------     --------     --------     --------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss                                                             $ (24,782)   $ (14,205)   $ (69,396)   $ (48,232)
  Adjustments to reconcile net loss to net cash flow used
    in operating activities:
      Depreciation and amortization                                        8,736        7,673       26,733       18,432
      Non cash interest expense                                              338          292        1,029       10,583
      Non cash interest earned on restricted investments                    (590)        (786)      (1,770)      (2,713)
  Increase (decrease) in cash from changes in operating
    Assets and liabilities, net of effect of business
    Combinations:
      Accounts receivable                                                   (694)      (1,735)      (4,081)      (3,228)
      Prepaid expenses, deposits and other assets                            117         (170)        (159)         (52)
      Deferred revenue and other liabilities                                 215          235          626          888
      Accounts payable and accrued expenses                               18,065        8,760       16,982        9,171
                                                                       ---------    ---------    ---------    ---------

  Net cash flows provided by (used in) operating activities                1,405           64      (30,036)     (15,151)

INVESTING ACTIVITIES:
  Purchases of businesses                                                     --       (4,267)          --      (41,285)
  Proceeds from maturity of restricted investments                            --           --       25,742       14,625
  Acquisition of intangible assets                                        (1,848)      (1,949)      (6,401)      (6,223)
  Purchases and construction of property and equipment                   (23,521)     (22,166)     (75,896)     (55,792)
                                                                       ---------    ---------    ---------    ---------

  Net cash flows used in investing activities                            (25,369)     (28,832)     (56,555)     (88,675)

FINANCING ACTIVITIES:
   Proceeds from bank financing, net of transaction costs                     --         (471)          --      119,381
   Payments on notes payable and long-term obligations                      (561)      (1,049)      (1,676)      (3,156)
                                                                       ---------    ---------    ---------    ---------

  Net cash flows provided by (used in) financing activities                 (561)      (1,520)      (1,676)     116,225

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (24,525)     (29,838)     (88,267)      12,399

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          60,032      129,542      123,774       87,305
                                                                       ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  35,507    $  99,704    $  35,507    $  99,704
                                                                       =========    =========    =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                               $     364    $   2,992    $  26,856    $  18,989
                                                                       =========    =========    =========    =========

Increase in capital lease obligations                                  $      --    $     328    $      --    $   1,634
                                                                       =========    =========    =========    =========

Debt converted to preferred stock                                      $      --    $ 139,244    $      --    $ 139,244
                                                                       =========    =========    =========    =========

Preferred stock issued for purchase of business                        $      --    $  59,466    $      --    $  59,466
                                                                       =========    =========    =========    =========

Common stock issued for purchase of business                           $      --    $  16,099    $      --    $  16,099
                                                                       =========    =========    =========    =========

Earnings attributable to preferred stock                               $  (4,723)   $  (4,068)   $ (14,432)   $  (4,068)
                                                                       =========    =========    =========    =========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

                                   CLASS A COMMON STOCK        CLASS B COMMON STOCK        CLASS C COMMON STOCK
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

  Dividends declared

  Net loss

  Earnings attributable to
     preferred stock
                                   -------         ---        ---------       ----         -------         ---        ---------
  Balance at May 31, 1999          164,272         $ 2        2,353,498       $ 24         225,000         $ 2        $ 113,780
                                   =======         ===        =========       ====         =======         ===        =========


                                                  CLASS A PREFERRED STOCK   CLASS B PREFERRED STOCK

                                                   SHARES     LIQUIDATION    SHARES      LIQUIDATION  ACCUMULATED
                                                 OUTSTANDING     VALUE     OUTSTANDING      VALUE       DEFICIT

                 Balance at September 1, 1998      6,962       $146,115        991        $ 61,343     $(160,490)

                 Dividends declared                  340                        52

                 Net loss                                                                                (69,396)

                 Earnings attributable to
                    preferred stock                              10,679                      3,754       (14,432)
                                                    -----      --------       -----       --------     ---------
                 Balance at May 31, 1999            7,302      $156,794       1,043       $ 65,097     $(244,318)
                                                    =====      ========       =====       ========     =========

See notes to the Unaudited Consolidated Financial Statements

                                  OPTEL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended May 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

2.  NET LOSS PER COMMON SHARE

    The computation of basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents are included in the computation if they are dilutive. For the three months and nine months ended May 31, 1998, the convertible notes payable to stockholder, the Series A and Series B preferred stock, and all outstanding stock options and warrants are excluded from the diluted earnings per share calculation because of their antidilutive effect. For the three months and nine months ended May 31, 1999, the Series A and Series B preferred stock and all outstanding stock options and warrants are excluded from the diluted earnings per share calculation because of their antidilutive effect. As a result, diluted loss per common share for the three months and nine months ended May 31, 1998 and 1999 is considered to be the same as basic.

                                  OPTEL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    OpTel, Inc. ("OpTel" or the "Company") is a leading network based provider of integrated communications services, including local and long distance telephone, cable television and high speed Internet access services, to residents of multiple dwelling units ("MDUs") in the United States. The Company was organized in April 1993 to build, acquire and operate private cable television and telecommunications systems. The Company seeks to become the principal competitor in the MDU market to the incumbent local exchange carrier ("ILEC") and the incumbent franchise cable television operator. The Company currently provides cable television and telecommunications services in a number of metropolitan areas including Houston, Dallas-Fort Worth, Los Angeles, San Diego, Miami-Ft. Lauderdale, Phoenix, Denver, San Francisco, Chicago, Atlanta, Orlando-Tampa, and Indianapolis. The Company has commenced offering central office switched telecommunications services in Houston, Dallas-Fort Worth and Phoenix and expects to offer such services in substantially all of its major markets by the end of calendar 2000. In addition, the Company recently commenced offering high speed Internet access at select MDUs in several of its markets and intends to introduce its high speed Internet access services in all of its major markets over the next 12 months.

    The Company's growth to date has been achieved through a combination of acquisitions of other operators, many of which operated satellite master antenna television ("SMATV") systems, and the negotiation of new long-term rights of entry agreements ("Rights of Entry").

    OpTel believes that by utilizing a network infrastructure it can market a competitive integrated package of voice, video and Internet access services in its serviced markets. As of May 31, 1999, approximately 260,846 units representing approximately 66% of the Company's units passed for cable television were passed by the Company's networks. OpTel expects to connect a majority of the MDUs currently served by SMATV systems to 18GHz or fiber optic networks by the end of calendar 2000. Once an MDU is brought onto the Company's networks, gross profit per subscriber at the MDU generally increases. In addition, networks provide OpTel with the infrastructure necessary to deliver an integrated package of communications services to subscribers at the MDU.

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

    As of May 31, 1999, the Company had 436,487 and 115,460 units under contract for cable television and telecommunications, respectively, and 397,476 and 49,507 units passed for cable television and telecommunications, respectively. As of such date, OpTel had 217,750 cable television subscribers and 16,560 telecommunication lines in service.

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

    Through May 31, 1999, the Company had invested approximately $551 million primarily in its cable television and telecommunications assets. The Company's revenues have grown from $0.4 million for the year ended December 31, 1994 to $65.0 million for fiscal 1998 and $63.0 million for the nine months ended May 31, 1999. While pursuing its investment and development strategy, the Company has incurred substantial up-front operating expenses for marketing, customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $35.2 million, $28.2 million, $22.8 million and $12.6 million for the nine months ended May 31, 1999 and the years ended August 31, 1998, 1997, 1996, respectively, as its cable television and telecommunications customer base has grown. The Company reported positive EBITDA of $0.3 million for the year ended August 31, 1998 as compared with negative EBITDA of $8.3 million and $3.9 million for the years ended August 31, 1997 and 1996, respectively. For the nine months ended May 31, 1999, the Company reported negative EBITDA of $8.5 million. The decline in EBITDA is primarily the result of the increased costs associated with the roll out of telecommunications services through central office switches in the Company's major markets, the deployment of switch collocation access and Internet access services, direct marketing efforts, and staff increases to further improve service quality. In addition, the Company incurred approximately $1 million in IPO related costs that were written off in the period reported after the Company withdrew its proposed offering. EBITDA represents income (loss) from operations before interest (net of interest income and amounts capitalized), income taxes and depreciation and amortization. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles. There can be no assurance that the Company will generate operating profits or achieve positive EBITDA in the future.

    For the nine months ended May 31, 1999, telephone passings, revenues and line growth have been gaining momentum, however, cable passings, revenues and subscribers remained flat. To address the situation, the Company has reorganized marketing and sales management, has launched direct sales activities and will introduce other direct marketing initiative in the future.

FACTORS AFFECTING FUTURE OPERATIONS

    The principal operating factors affecting the Company's future results of operations are expected to include (i) changes in the number of MDUs under Rights of Entry, (ii) penetration rates for its services, (iii) the terms of its arrangements with MDU owners, including revenue sharing and length of contract, (iv) the prices that it charges its subscribers, (v) normal operating expenses, which in the cable television business principally consist of programming expenses and in the telecommunications business principally consist of fees paid to long distance carriers, the cost of trunking services and other local exchange carrier charges, as well as, in each case, billing and collection costs, technical service and maintenance expenses and customer support services, (vi) financing costs, and (vii) capital expenditures as the Company commences offering central office switched telecommunication services in additional markets and completes its conversion of SMATV systems. The Company's results of operations may also be impacted by future acquisitions, as well as by various initiatives to broaden the Company's service offering and addressable market. The first of such initiatives is to collocate network facilities for telecommunication services in selected ILEC end offices in certain of its markets. The Company will select the ILEC end offices in which it will collocate based upon MDU concentration. Through collocation, the Company will lease the ILEC's transport network on an unbundled basis to initially reach a subscriber. The Company believes collocation will decrease the time required to provide telephone services to a subscriber, increase the Company's addressable market by providing a cost effective means of servicing smaller MDUs and, over time, promote new Rights of Entry. During the third quarter of fiscal 1999, the Company activated three collocation sites in Houston with an addressable MDU market of approximately 29,000 units. The Company has filed with respective ILECs, and received confirmation, to similarly collocate at twelve additional end offices in Houston and eight in Dallas. The Company intends to employ direct marketing efforts to secure customers at properties that can be served through collocation even without Rights of Entry.

    The Company anticipates that it will continue to have higher churn for its video services than is typical of an incumbent franchise cable television operator due to the frequent turnover of MDU tenants. The Company does not believe that churn is as significant an operating statistic for these services as it is for franchise cable television operators. This churn generally does not result in a reduction in overall penetration rates since the outgoing subscriber has generally been quickly replaced by a new tenant in the unit. This may result in installation revenue per unit that is higher than for a franchise cable television operator. Although this may also require higher installation expenses per subscriber, because of the layout of MDUs and the Company's ability to obtain "permission to enter" from the MDU owner, installations can often be completed when the subscriber is not home, limiting the expense of installation. With respect to the Company's telecommunications services, the Company believes that its best opportunity for a sale arises when a subscriber first signs a lease and takes occupancy in an MDU. Accordingly, the Company believes that during the early stages of the roll out of its central office switched telecommunications services in a market it benefits from the high rate of MDU resident turnover.

RESULTS OF OPERATIONS

    All of the Company's acquisitions have been accounted for by the purchase method of accounting. As a result of the Company's growth through acquisitions and the change in fiscal year, the Company's historical financial results are not directly comparable from period to period, nor are they indicative of future results of operations in many respects.

    The following table sets forth, for the periods indicated, certain operating and financial information relating to the Company.

                                                            AS OF AUGUST 31,               AS OF MAY 31,
                                                  ------------------------------------  --------------------
                                                      1996        1997         1998        1998      1999
                                                  -----------  ----------  -----------  ---------  ---------
     OPERATING DATA
     CABLE TELEVISION
     Units under contract(1) ................       241,496    295,149       426,444      424,876    436,487
     Units passed(2) ........................       225,433    254,032       392,699      390,770    397,476
     Basic subscribers ......................       114,163    132,556       213,046      213,903    217,750
     Basic penetration(3) ...................          50.6%      52.2%         54.3%        54.7%      54.8%
     Average monthly revenue per basic
       Subscriber(4) ........................       $ 22.70    $ 24.94       $ 29.05      $ 24.74    $ 29.50
     TELECOMMUNICATIONS
     Units under contract(1) ................        20,945     39,831        93,562       88,955    115,460
     Units passed(2) ........................        12,364     16,572        34,895       32,355     49,507
     Lines(5) ...............................         4,126      6,185         8,990        7,446     16,560
     Line penetration(6) ....................          33.4%      37.3%         25.8%        23.0%      33.4%
     Average monthly revenue per line(7) ....       $ 42.10    $ 47.23       $ 46.09      $ 50.63    $ 47.28

                                                                                              NINE MONTHS ENDED
                                                            YEAR ENDED AUGUST 31,                   MAY 31,
                                                  --------------------------------------- ------------------------
                                                      1996         1997         1998          1998       1999
                                                  ------------ ------------ ------------- ----------- ------------
                                                                        (DOLLARS IN THOUSANDS)
        FINANCIAL DATA
        Revenues:
          Cable television ......................  $  25,893    $  36,915    $  61,081    $  42,195    $  57,918
          Telecommunications ....................      1,711        2,922        3,882        2,721        5,106
                                                   ---------    ---------    ---------    ---------    ---------
                  Total revenues ................  $  27,604    $  39,837    $  64,963    $  44,916    $  63,024
        EBITDA(8) ...............................  $  (3,900)   $  (8,291)   $     291    $    (341)   $  (8,452)
        Net cash flows used in operating
          activities ............................  $    (453)   $ (15,935)   $ (26,268)   $ (15,151)   $ (30,036)
        Net cash flows used in investing
          activities ............................    (72,037)    (143,125)    (121,532)    (176,182)     (56,555)
        Net cash  flows  provided  by (used in)
          financing activities ..................     72,131      244,688      184,269      116,225       (1,676)
        Net loss ................................    (18,430)     (48,535)     (74,398)     (48,232)     (69,396)

------------

(1) Units under contract represents the number of units currently passed and additional units with respect to which the Company has entered into Rights of Entry for the provision of cable television and telecommunications services, respectively, but which the Company has not yet passed and which the Company expects to pass within the next five years. In April 1998, OpTel closed the ICS acquisition the terms of which required ICS to obtain transfer consents for certain properties, the absence of which would permit the return to ICS of these properties. During the three months ended May 31, 1999, OpTel returned properties representing an aggregate 7,287 units (6,511 cable and 776 telephone) to ICS. The operating data as of August 31, 1998 and May 31, 1998 has been restated to reflect the return of these units, which also represent 3,203 cable customers and 254 telephone lines.

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

Three months ended May 31, 1999 compared with three months ended May 31, 1998.

    TOTAL REVENUES. Total revenues for the third quarter of fiscal 1999 increased by $4.0 million, or 22%, to $22.1 million compared to revenues of $18.0 million for the third quarter of fiscal 1998.

    CABLE TELEVISION. Cable television revenues for the third quarter of fiscal 1999 increased by $2.9 million, or 17%, to $19.8 million from $16.9 million for the comparable period in fiscal 1998. This reflected a 12% increase in the average quarterly number of basic subscribers and an 8.5% increase in the average monthly revenue per basic subscribers. The average monthly revenue per basic subscriber increased from $27.74 for the third quarter of fiscal 1998 to $30.10 for the third quarter of fiscal 1999. The increase in average monthly revenue per basic subscribers mainly resulted from annual rate increases and rate increases following property upgrades. The Company increased basic penetration from 54.7% to 54.8% year-over-year.

    TELECOMMUNICATIONS. Telecommunications revenues for the third quarter of fiscal 1999 increased by 108% to $2.2 million, up from $1.1 million for the comparable period of the preceding year, reflecting a 122% increase in the number of lines compared to the third quarter of fiscal 1998 and an increase in the average monthly revenue per line from $50.63 to $51.40. Since launching central office switches in Houston and Dallas during fiscal 1998, the Company has increased its efforts to market its telephone product in these markets.

    PROGRAMMING, ACCESS FEES AND REVENUE SHARING. Programming, access fees and revenue sharing increased from $7.8 million for the third quarter of fiscal 1998 to $10.5 million for the third quarter of fiscal 1999. The increased cost is primarily attributed to the subscriber growth mentioned above and to increases in rates charged by programming suppliers.

    CUSTOMER SUPPORT, GENERAL AND ADMINISTRATIVE. Customer support, general and administrative expenses were $15.9 million for the third quarter of fiscal 1999 compared to $9.2 million for the third quarter of fiscal 1998. The increase in customer support, general and administrative expenses was largely due to the accelerated roll-out of telephony central office switches, the deployment of switch collocation access and Internet access services, direct marketing efforts, and staff increases to further improve service quality. The third quarter expenses also include approximately $1 million in costs associated with the withdrawn initial public offering of the Company's common stock.

    EBITDA. The Company's EBITDA (earnings before interest, income taxes, and depreciation and amortization) for the third quarter of fiscal 1999 was negative $4.4 million compared to positive $1.0 million for the third quarter of fiscal 1998. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $8.7 million for the third quarter of fiscal 1999 compared to $7.7 million for the third quarter of fiscal 1998. This increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

    INTEREST EXPENSE. Interest expense (net of amounts capitalized) was $12.8 million for the third quarter of fiscal 1999, a $2.9 million increase from interest expense of $9.9 million for the third quarter of fiscal 1998. The increase is attributable to higher debt levels and higher interest rates on the 11.5% Senior Notes which replaced a bank facility with lower rates.

    INTEREST AND OTHER INCOME. For the third quarter of fiscal 1999, interest and other income was $1.2 million, compared to $2.3 million for the third quarter of fiscal 1998 reflecting a decrease of $1.1 million. This is primarily the result of the Company having a smaller average balance of invested cash during the third quarter of fiscal 1999 than fiscal 1998. The Company invests its cash in money market funds and other short-term, high grade instruments according to its investment policy and certain restrictions of its indebtedness.

    Nine months ended May 31, 1999 compared to nine months ended May 31, 1998

    TOTAL REVENUES. Total revenues for the first nine months of fiscal 1999 increased by $18.1 million, or 40%, to $63.0 million compared to revenues of $44.9 million for the first nine months of fiscal 1998. The increase in total revenue is principally the result of the acquisitions of ICS in April 1998 and Phonoscope in October 1997, and the inclusion of the revenues from those acquisitions for the full nine month period.

    CABLE TELEVISION. Cable television revenues for the first nine months of fiscal 1999 increased by $15.7 million, or 37%, to $57.9 million from $42.2 million for the comparable period in fiscal 1998. This reflected a 26% increase in the average number of basic subscribers and a 9% increase in the average monthly revenue per basic subscriber. The average monthly revenue per basic subscriber increased from $27.74 for the first nine months of fiscal 1998 to $29.50 for the first nine months of fiscal 1999. The increase in average monthly revenue per basic subscriber mainly resulted from annual rate increases and rate increases following property upgrades. The Company increased basic penetration to 55%.

    TELECOMMUNICATIONS. Telecommunications revenues for the first nine months of fiscal 1999 increased by 88% to $5.1 million, up from $2.7 million for the comparable period of the preceding year, reflecting a 50% increase in the average number of lines compared to the first nine months of fiscal 1998 and a 7% decrease in the average monthly revenue per line, which fell from $50.63 to $47.28. Since launching central office switches in Houston and Dallas during fiscal 1998, the Company has increased its efforts to market its telephone product in these markets. The decrease in average monthly revenue reflects a combination of (i) seasonal variations in long distance usage; (ii) the impact of incentives offered by the Company to subscribers as part of the initial marketing of its central office switched services in Dallas; and (iii) the impact of changes in call volumes. The Company does not believe the changes in call volumes are reflective of a trend. However, because of the relatively small number of lines serviced by the Company, changes in the number or length of calls made by a small group of individual subscribers can have a noticeable impact on the average revenue per line.

    PROGRAMMING, ACCESS FEES AND REVENUE SHARING. Programming, access fees and revenue sharing increased from $20.2 million for the first nine months of fiscal 1998 to $29.2 million for the first nine months of fiscal 1999. The increased cost is primarily attributed to the subscriber growth mentioned above and to increases in rates charged by programming suppliers.

    CUSTOMER SUPPORT, GENERAL AND ADMINISTRATIVE. Customer support, general and administrative expenses were $42.3 million for the first nine months of fiscal 1999 compared to $25.0 million for the first nine months of fiscal 1998. The increase in customer support, general and administrative expenses was largely due to the accelerated roll-out of telephony central office switches, the deployment of switch collocation access and Internet access services, direct marketing efforts, staff increases to further improve service quality, and an increase in personnel associated with the ICS and Phonoscope acquisitions. The fiscal 1999 expenses also include approximately $1 million in costs associated with the withdrawn initial public offering of the Company's common stock and $.6 million associated with the reorganization of the management of certain departments.

    EBITDA. The Company's EBITDA (earnings before interest, income taxes, and depreciation and amortization) for the first nine months of fiscal 1999 was negative $8.5 million compared to negative $0.3 million for the first nine months of fiscal 1998. EBITDA is not intended to represent cash flow from operations or an alternative to net loss, each as defined by generally accepted accounting principles.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $26.7 million for the first nine months of fiscal 1999 compared to $18.4 million for the first nine months of fiscal 1998. This increase is primarily attributable to an increase in cable and telephone systems and intangible assets resulting from continued purchases and construction of such systems and from acquisitions of businesses.

    INTEREST EXPENSE. Interest expense (net of amounts capitalized) was $38.7 million for the first nine months of fiscal 1999, an increase from interest expense of $35.9 million for the first nine months of fiscal 1998. This increase is attributable to higher debt levels and higher interest rates on the 11.5% Senior Notes which replaced a bank facility with lower rates offset by the elimination of interest expense associated with the convertible notes payable to stockholders in March 1998 as a result of the conversion of these notes to preferred stock.

    INTEREST AND OTHER INCOME. For the first nine months of fiscal 1999, interest and other income was $4.4 million, compared to $6.5 million for the first nine months of fiscal 1998, reflecting a decrease of $2.1 million. This is primarily the result of the Company having a smaller average balance of invested cash during the first nine months of fiscal 1999 than fiscal 1998. The Company invests its cash in money market funds and other short-term, high grade instruments according to its investment policy and certain restrictions of its indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

    The development of OpTel's business and the expansion of its network have required substantial capital, operational and administrative expenditures, a significant portion of which have been incurred before the realization of revenues. These expenditures will continue to result in negative cash flow until an adequate customer base is established and revenues are realized. Although its revenues have increased in each of the last three years, OpTel has incurred substantial up-front operating expenses for marketing, customer operations, administration and maintenance of facilities, general and administrative expenses and depreciation and amortization in order to solicit and service customers in advance of generating significant revenues. As a result of these factors, the Company has generated operating losses of $35.2 million, $28.2 million, $22.8 million and $12.6 million for the nine months ended May 31, 1999 and for the years ended August 31, 1998, 1997, and 1996, respectively, as its cable television and telecommunications customer base has grown. The Company reported net losses of $69.4 million for the nine months ended May 31, 1999 as compared with net losses of $74.4 million, $48.5 million and $18.4 million for the years ended August 31, 1998, 1997 and 1996, respectively.

    From inception and until February 1997, the Company relied primarily on investments from Le Groupe Videotron Ltee ("GVL"), its principal stockholder, in the form of equity and convertible notes to fund its operations. Effective March 1, 1998, GVL converted all of the outstanding GVL notes, including accrued interest, into shares of Series A Preferred with an aggregate liquidation preference of approximately $139.2 million. The Series A Preferred Shares earn dividends at the annual rate of 9.75%, initially payable in additional shares. None of the Company's stockholders or affiliates is under any contractual obligation to provide additional financing to the Company.

    In February 1997, the Company issued $225 million principal amount at maturity of 13% Senior Notes Due 2007 (the "1997 Notes") along with 225,000 shares of Class C Common for aggregate net proceeds of $219.2 million. Of this amount, approximately $79.6 million was placed in an escrow account in order to cover the first six semi-annual interest payments due on the 1997 Notes. At May 31, 1999, approximately $28.5 million remained in such escrow account representing the interest payments that will be due through February 2000. On July 7, 1998, the Company issued $200 million principal amount of 11.5% Senior Notes due 2008 (the "1998 Notes"). The aggregate net proceeds of the 1998 Notes were approximately $193.5 million. Of this amount, approximately $126.3 million was used to repay all outstanding amounts under a then existing credit facility and to pay other costs associated with terminating the credit facility and approximately $22.0 million was placed in an escrow account to fund the first two semi-annual interest payments on the 1998 Notes. At May 31, 1999, approximately $10.7 million remained in such escrow account representing the interest payment that was paid on July 1, 1999.

    During the past year, the Company has required external funds to finance capital expenditures associated with the completion of acquisitions in strategic markets, expansion of its networks and operating activities. Net cash used in the acquisition and construction of the Company's cable television and telecommunications networks and related business activities was $82.3 million for the first nine months of fiscal 1999 compared to $129.0 million for fiscal 1998 and $78.2 million for fiscal 1997.

    The Company's future results of operations will be materially impacted by its ability to finance its planned business strategies. The Company expects that it will spend approximately $650 million on capital expenditures over the next five years. The Company expects it will need approximately $650 million in financing over the next five years in order to achieve its business strategy within its targeted markets. The Company will incur approximately $260 million in cash interest expense on its outstanding indebtedness, including the $39.2 million currently held in escrow, over the next five years. A considerable portion of the Company's capital expenditure requirements is scaleable dependent upon the number of Rights of Entry that the Company signs. The foregoing estimates are based on certain assumptions, including the timing of the signing of Rights of Entry, the conversion of MDUs currently served by SMATV systems to networks and the telecommunications roll out, each of which may vary significantly from the Company's plan. The capital expenditure requirements will be larger or smaller depending upon whether the Company is able to achieve its expected market share among the potential MDUs in its markets. The Company plans to finance its future capital requirements through additional public or private equity or debt offerings. There can be no assurance that the Company will be successful in obtaining any necessary financing on reasonable terms or at all.

    Having withdrawn its proposed initial public offering in May 1999, the Company is exploring financing alternatives to fund its operations for the following twelve months. The Company is in preliminary negotiations with GVL for a portion of the required financing for this period. There can be no assurance that the Company will be successful in obtaining any necessary financing on reasonable terms or at all. Moreover, required financing may be conditioned on third party consents and waivers, including, as discussed below, by holders of the Company's Notes. The Company currently has cash on hand that it expects will be sufficient to fund its operations for approximately 80 days.

    Under the terms of the more restrictive of the Company's indentures governing its outstanding Notes, the Company can only incur approximately $38 million of additional indebtedness. The aggregate amount of indebtedness which can be incurred by the Company under its more restrictive indenture is directly related to the number of cable television subscribers served by the Company. As a result, growth of the Company's telecommunications business, where the Company has focused significant management attention and resources, will not increase the Company's ability to incur indebtedness under the terms of the more restrictive indenture. The Company expects that it will need to incur indebtedness in excess of its current capacity.

    In addition, GVL has the power to prevent the Company from obtaining additional debt or equity financing. GVL is party to an indenture which limits the aggregate amount of indebtedness which can be incurred by GVL and its subsidiaries, including the Company, taken as a whole (based upon a ratio of total consolidated indebtedness to consolidated operating cash flow). As a result, GVL's strategies and the operating results of its subsidiaries other than the Company may affect the ability of the Company to incur additional indebtedness. As of May 31, 1999, GVL was able to incur approximately Cdn. $640 million (approximately $435 million based on an exchange rate of $1.00 = Cdn. $1.4712 as reported by the Wall Street Journal on July 9, 1999) of indebtedness under its indenture. There can be no assurance that this number may not decrease substantially in the future. There can be no assurance that GVL will not restrain the Company's growth or limit the indebtedness incurred by the Company so as to ensure GVL's compliance with the terms of its debt instruments.

    The Company benefits from the fact that it does not require a substantial capital investment in its cable television and telecommunications networks in advance of connecting subscribers to its networks. A significant portion of the capital investment required to connect subscribers consists of costs associated with establishing a minimum point of entry, the costs of internal wiring and distribution equipment and the erection of microwave transmitting and receiving equipment specific to the MDU. These expenditures are, to a large extent, "success-based" and will only be incurred when new properties are brought into service or when existing properties serviced by SMATV or private branch exchange ("PBX") systems are connected to the networks. When a new Right of Entry is signed, it takes approximately four months of construction work to activate signal at the property. Once the property is activated, penetration rates increase rapidly. The balance of the budgeted capital expenditures is for infrastructure assets not related to individual MDUs. These assets include central office switches, collocation switch termination equipment, cable television head ends, computer hardware and software and capitalized construction costs. The Company, can to some degree, control the timing of the infrastructure capital expenditures by controlling the timing of the telecommunications roll out and the scope of its expansion.

    In order to accelerate the achievement of the Company's strategic goals, the Company is currently evaluating and often engages in discussions regarding various acquisition opportunities. The Company also engages from time to time in preliminary discussions relating to possible investments in the Company by strategic investors. There can be no assurance that any agreement with any potential acquisition target or strategic investor will be reached.

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

    Phase I -- Problem Determination

    In this phase the Company performed an inventory and assessment to determine which portions of its Date Sensitive Technology would have to be replaced or modified in order for its networks, office equipment and information management systems to function properly after December 31, 1999. While the Company believes its inventory is substantially complete, the equipment utilized by OpTel is dispensed throughout the markets that the Company serves, and there can be no assurances that mission critical equipment has not been overlooked. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. The Company's risk assessment and determinations as to the need for remediation were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems and equipment utilized by the Company and in part on the results of Year 2000 equipment testing done by GVL. There can be no assurances that any vendor representations received and relied upon by the Company were accurate or complete or that the results of GVL's Year 2000 equipment tests are a reliable indicator of the Year 2000 compatability of the Company's equipment. In addition, OpTel has not yet received responses from all of its equipment vendors, and there can be no assurance that OpTel will receive responses from all of its vendors in a timely manner or that responses will be accurate or complete. As of May 31, 1999, the Company estimated that this phase was approximately 99% complete.

    Phase II -- Plan for Remediation of Mission Critical Known Non-Compliant Date Sensitive Technology

    During Phase II, the Company designed a plan to make the necessary modifications to and/or replace Date Sensitive Technology that is mission critical and known to be non-compliant. While the Company believes that as of May 31, 1999, its planning for achieving Year 2000 compliance was approximately 90% complete, the discovery of additional Date Sensitive Technology requiring remediation could adversely impact the current plan and increase the resources required to implement the plan. The plan includes the upgrade of the Company's current cable customer management system to the vendor's certified compliant release level, the upgrade of PBX switches that the Company does not currently plan to replace with central office switches prior to December 31, 1999, and the replacement of others with compliant PBX switches.

    Phase III -- Operational Sustainability

    The Company has begun the process of remediating its non-compliant Date Sensitive Technology and plans to use both internal and external resources to reprogram or replace and test certain components of its uses, and networks and information processing systems for Year 2000 compliance. The Company has upgraded certain components of its Date Sensitive Technology and is currently scheduling the installation of other necessary upgrades to Date Sensitive Technology. The Company has tested certain computing, telecommunications and video equipment and has found it to be compliant. Although the Company intends to conduct tests to ensure that other equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. The Company will endeavor to test all mission critical equipment but will likely not test all of its equipment that is not deemed mission critical. The Company will rely upon vendor representations, if received, or on the results of Year 2000 equipment testing done by GVL, where tests are not conducted. There can be no assurance that any vendor representations received and relied upon will be accurate or complete or that the results of GVL's Year 2000 equipment tests will be a reliable indicator of the Year 2000 compatibility of the Company's equipment or that the Company will have recourse against any vendors whose representations or certifications as to the Year 2000 compliance of their products prove misleading.

    The Company is striving to achieve operational sustainability no later than September 30, 1999, which is prior to any anticipated impact on its operations. Though the majority of the work will be completed by that date, certain elements will not be completed until the fourth quarter of calendar 1999, primarily due to limited availability of compliant software and hardware and prioritization of mission critical systems. As of May 31, 1999, the Company estimated that its remediation efforts were approximately 50% complete.

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

    COSTS

    The Company estimates the cost of its Year 2000 program will be $4.2 million, of which $3.0 million remains to be incurred. Remediation costs and costs to replace non-compliant systems are expensed as incurred. Additionally, the Company has incurred and will incur costs related to the purchase and implementation of its new accounting system and customer management information systems. The estimated total cost of these systems is $8.1 million, of which $4.2 million remains to be incurred. The foregoing estimates will likely be revised and there can be no assurance that the revisions will not be significant.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended; however, earlier application is permitted. Management is currently not planning on early adoption of this statement and has not completed an evaluation of the impact of the provisions of this statement on the Company's consolidated financial statement.

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

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At May 31, 1999, the Company had no derivative financial instruments. Furthermore, substantially all of the Company's indebtedness bears a fixed interest rate. Therefore, the Company is not sensitive to changes in market interest rates.

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

    On June 18, 1999 the parties entered into a settlement agreement ("Settlement"), resolving all issues between the parties and settling the Civil Action and related administrative proceedings. Under the Settlement, the Company will change the name under which it conducts business from OPTEL to OPTELNET, or such other name or names as determined by the Company. The change of business name will occur over time, enabling the Company to transition signage over a nearly three year period, change markings on vehicles as they are phased out of service and use existing supplies of printed materials. The Company will retain the right to use "Optel, Inc." as its corporate name and as a service mark in conjunction with certain services and the Company will receive trademark registrations for OPTEL for which it has previously applied. Under the Settlement, Octel will assign to the Company its common law rights in the name OCTELNET and will discontinue use of that name over an agreed time period. The Settlement is not expected to have a material financial or other impact on the Company.

    On April 12, 1999, a purported class action complaint was filed in the District Court of Harris County, Texas against the company by Marc H. Levy, individually and on behalf of all cable subscribers that have paid late fees to the Company. The plaintiff, who is currently a cable television subscriber of a subsidiary of the company, alleges that a five dollar late fee for delinquent payments of cable subscription charges is an illegal penalty. The plaintiff seeks unspecified damages and possibly other relief. The case is in its very early stages, and no assurance can be given as to its ultimate outcome or that any such outcome will not materially adversely affect the Company. OpTel believes that it has meritorious factual and legal defenses, and intends to defend vigorously against these claims.

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

    (b) Reports on Form 8-K

    March 25, 1999 - Press release announcing financial results for the second quarter of fiscal year ended August 31, 1999.

    May 21, 1999 - Press release announcing the withdrawal of an initial public offering.


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

    (Signature)

    BERTRAND BLANCHETTE

    Chief Financial Officer

    (Duly authorized officer and principal financial officer of the Registrant)

    Date:  July 14, 1999

                                  OPTEL, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
   27         Financial Data Schedule